Form 10-Q
period 1996-03-31
HINES HOLDINGS INC
filed 1996-05-14
CIK 1003619

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                                   (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                 For the quarterly period ended March 31, 1996

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
   For the transition period from ___________________ to _____________________

                             Commission File Number
                                    33-99452

                              HINES HOLDINGS, INC.
             (Exact name of registrant as specified in its charter)

           Nevada                                          52-1720681
(State or other jurisdiction of                  (I.R.S. Employer Identification
incorporation or organization)                   Number)

                               12621 Jeffrey Road
                            Irvine, California 92720
              (Address of principal executive offices) (Zip Code)

                                 (714) 559-4444
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes (X)    No ( )

     At April 30, 1996 there were 10,000,000 shares of the Registrant's Common Stock par value $0.01 per share, outstanding.


================================================================================

                              HINES HOLDINGS, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION


Item 1.    Financial Statements                                         Page No.
                                                                        --------

           Condensed Consolidated Balance Sheets as of
           December 31, 1995 and March 31, 1996                             1

           Condensed Consolidated Statements of Income and Retained
           Earnings (Deficit) for the Three Months Ended
           March 31, 1995 and 1996                                          3

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1995 and 1996                       4

           Notes to the Condensed Consolidated Financial Statements         5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       11


                           PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                14

           Signature                                                       15



Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 1995 and March 31, 1996


                      ASSETS                    December 31, 1995        March 31, 1996
                      ------                                              (unaudited)
                                                -----------------        --------------
                                                              (In thousands)
CURRENT ASSETS:
   Cash and short-term deposits                              $181        $       -
   Accounts receivable, net of allowance for
    doubtful accounts of $1,165 and $1,267                 14,645                37,566
    respectively
   Inventories                                             76,894                81,245
   Prepaid expenses and other current assets                2,846                 3,055
                                                -----------------        --------------

                        Total current assets               94,566               121,866
                                                -----------------        --------------


FIXED ASSETS, net of accumulated depreciation
  and depletion                                            74,064                74,377
                                                -----------------        --------------


DEFERRED FINANCING EXPENSES, net of
 accumulated amortization of $295 and $517
 respectively                                               7,039                 6,917
                                                -----------------        --------------


OTHER ASSETS                                          -                              36
                                                -----------------        --------------


GOODWILL, net of accumulated amortization                  12,875                12,967
                                                -----------------        --------------

                                                         $188,544              $216,163
                                                =================        ==============

  See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 1995 and March 31, 1996


   LIABILITIES AND SHAREHOLDERS' DEFICIT


                                                                December 31, 1995             March 31, 1996
                                                                                               (unaudited)
                                                                ------------------        --------------------
                                                                               (In thousands)
CURRENT LIABILITIES:
   Accounts payable                                                          $6,453                    $11,109
   Accrued liabilities                                                       11,565                     13,388
   Long-term debt, current portion                                            4,058                      3,812
   Revolving line of credit                                                  12,693                     36,380
   Deferred income taxes, current portion                                    16,342                     16,547
   Other liabilities                                                            630                        217
                                                                -------------------       --------------------
                                Total current liabilities                    51,741                     81,453
                                                                -------------------       --------------------

LONG-TERM DEBT, non-current portion                                         157,742                    157,390
                                                                -------------------       --------------------
DEFERRED INCOME TAXES, non-current portion                                   15,399                     14,734
                                                                -------------------       --------------------
COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED
   STOCK 12 PERCENT, par value $.01 per share,
   liquidation preference of $1,000 per share                                10,000                     10,000

CUMULATIVE REDEEMABLE JUNIOR PREFERRED
   STOCK 12 PERCENT, par value $.01 per share,
   liquidation preference of $1 per share                                    20,000                     20,000

SHAREHOLDERS' RETAINED DEFICIT
   Common Stock
    Authorized - 30,000,000 shares , $.01 par value,
    Issued and outstanding - 10,000,000 at
    December 31, 1995 and March 31, 1996                                        100                        100

   Additional paid-in capital                                                 9,900                      9,870

   Retained deficit                                                         (76,338)                   (77,384)
                                                                -------------------       --------------------
                Total shareholders' retained deficit                        (66,338)                   (67,414)
                                                                -------------------       --------------------
                                                                           $188,544                   $216,163
                                                                ===================       ====================



   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (DEFICIT)
                  Three Months Ended March 31, 1995 and 1996
                                  (Unaudited)

                                                     Three Months Ended March 31,
                                                 -------------------------------------
                                                     1995                   1996
                                                 ---------------     -----------------
                                                            (In thousands)

SALES, NET                                               $38,472               $40,357
COST OF GOODS SOLD                                        17,484                20,307
                                                 ---------------     -----------------
                               Gross Profit               20,988                20,050
                                                 ---------------     -----------------
SELLING AND DISTRIBUTION EXPENSES                         10,872                11,418
GENERAL AND ADMINISTRATIVE EXPENSES                        3,639                 4,488
                                                 ---------------     -----------------
                      Total operating expenses            14,511                15,906
                                                 ---------------     -----------------
                              Operating income             6,477                 4,144
                                                 ---------------     -----------------
OTHER EXPENSES:
 Interest                                                  2,239                 5,092
 Amortization of deferred financing expenses                 253                   222
                                                 ---------------     -----------------
                                                           2,492                 5,314
                                                 ---------------     -----------------

Income (loss) before provision for income taxes,
  minority interest and income from discontinued
  operations                                              3,985                 (1,170)

PROVISION (BENEFIT) FOR
 INCOME TAXES                                             1,554                   (404)
                                                 --------------      -----------------

Income (loss) before minority interest and income
  from discontinued operations                            2,431                   (766)

MINORITY INTEREST IN EARNINGS OF
 SUBSIDIARIES                                             2,160                   -
                                                 --------------      -----------------

Income (loss) before income from discontinued
  operations                                                271                   (766)
                                                 --------------      -----------------

INCOME FROM DISCONTINUED OPERATIONS,
  net of tax of $1,650                                   (3,524)                  -
                                                 --------------      -----------------

NET INCOME (LOSS)                                         3,795                   (766)

Retained earnings (deficit), beginning of period          5,897                (76,338)

Repurchase and retirement of stock                         -                      (280)
                                                 --------------      -----------------

Retained earnings (deficit), end of period               $9,692               ($77,384)
                                                 ==============      =================

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1995 and 1996
                                  (Unaudited)

                                                            Three Months Ended March 31,
                                                       ------------------------------------
                                                            1995                   1996
                                                       ----------------     ---------------
                                                                    (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $3,795              ($766)
   Adjustments to reconcile net income to
     net cash provided by operating activities -
       Depreciation, depletion and amortization                   1,054              1,465
       Minority interest in earnings of subsidiaries              2,160                -
       Gain on sale of discontinued operations                   (5,174)               -
       Deferred income taxes                                      2,348               (527)
       Other                                                       (698)               266
                                                       ----------------     --------------
                                                                  3,485                438

CHANGE IN WORKING CAPITAL ACCOUNTS:
   Accounts receivable                                          (22,888)           (23,246)
   Inventories                                                   (2,999)            (4,351)
   Prepaid expenses and other assets                                755               (208)
   Other assets                                                     533                -
   Accounts payable and accrued liabilities                       1,806              6,481
   Other liabilities                                              1,077               (450)
                                                       ----------------     --------------

             Net cash used in operating activities              (18,231)           (21,336)
                                                       ----------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                      (1,693)            (1,654)
   Acquisitions, net of cash acquired                            (3,498)               -
                                                       ----------------     --------------
             Net cash used in investing activities               (5,191)            (1,654)
                                                       ----------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                        21,080             43,474
   Repayments on revolving line of credit                        (2,017)           (19,787)
   Proceeds from the issuance of long-term debt                   3,021                -
   Repayments of long-term debt                                    (690)              (598)
   Repurchase and retirement of stock                               -                 (280)
                                                       ----------------     --------------

             Net cash provided by financing activities           21,394             22,809
                                                       ----------------     --------------

NET DECREASE IN CASH AND
   SHORT-TERM DEPOSITS                                           (2,028)              (181)

CASH AND SHORT-TERM DEPOSITS, beginning
   of period                                                      2,650                181
                                                       ----------------     --------------
CASH AND SHORT-TERM DEPOSITS, end
   of period                                                       $622         $      -
                                                       ================     ==============


   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              HINES HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1995 AND 1996
                                  (UNAUDITED)



1.   Description of Business:
     ------------------------

     Hines Holdings, Inc. (Holdings), formerly Macluan Capital (Nevada) Inc., produces and distributes horticultural products through its two operating divisions, Hines Nurseries (Hines) and Sun Gro Horticulture (Sun Gro). The business of Hines is conducted through Hines Horticulture, Inc. (Hines Horticulture) and the business of Sun Gro is conducted through Sun Gro Horticulture Inc. (Sun Gro-U.S.) and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. (Sun Gro-Canada). Holdings, together with Hines, Sun Gro and Sun Gro-Canada, are hereafter collectively referred to as "the Company."


2.   Unaudited Financial Information:
     --------------------------------

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on April 10, 1996 by Hines Holdings, Inc. under the Securities Exchange Act of 1934, as amended, have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Inventories:
     ------------

     As of December 31, 1995 and March 31, 1996, inventories consist of the following (dollars in thousands):


                               December 31,  March 31,
                                   1995        1996
                               ------------  ---------

     Nursery stock               $65,696      $70,407
     Finished goods                5,686        4,911
     Materials and supplies        5,512        5,927
                                 -------      -------
                                 $76,894      $81,245
                                 =======      =======

4.   New Accounting Pronouncements:
     ------------------------------

     In 1996, the Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 121, "Accounting for the Impairment of Certain Long-lived Assets and for Long-lived Assets to be Disposed of." The adoption of this standard did not materially impact the financial statements.


5.   Guarantor/Non-Guarantor Disclosures:
     ------------------------------------

     The 11.75% Senior Subordinated Notes issued by Hines Horticulture, Inc. (the issuer) have been guaranteed by Holdings (the parent guarantor) and by Sun Gro-U.S. (the subsidiary guarantor). The issuer and the subsidiary guarantor are wholly-owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional, and joint and several. Separate financial statements of Hines and Sun Gro-U.S. are not presented and Hines and Sun Gro-U.S. are not filing separate reports under the Securities Exchange Act of 1934 because management believes that they would not be material to investors.

     Holdings has no material assets other than the common stock of Hines, and accordingly, its ability to perform under the guarantee will be dependent on the financial condition and net worth of Hines Horticulture. The Senior Subordinated Notes are not guaranteed by Sun Gro-Canada or its subsidiaries.

     The following condensed consolidating information shows (a) Holdings on a parent company basis only as the parent guarantor (carrying its investment in subsidiary under the equity method), (b) Hines as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in the subsidiary non-guarantor under the equity method), (d) Sun Gro-Canada as subsidiary non-guarantor, (e) eliminations necessary to arrive at the information basis and (f) the parent guarantor on a consolidated basis as follows:

            . Condensed consolidating balance sheets as of December 31, 1995 and March 31, 1996 (unaudited);


            . Condensed unaudited consolidating statements of income and retained earnings (deficit) and condensed unaudited consolidating statements of cash flows for the three month periods ended March 31, 1995 and 1996.

Supplemental Condensed Consolidating Balance Sheets
  As of December 31, 1995
  (In thousands)

                                                                                             Sun Gro
                                                          Hines                   Sun Gro     Canada
                                                         Holdings     Hines        U.S.    (Subsidiary
                                                         (Parent   Horticulture (Subsidiary    Non-                Consolidated
                                                        Guarantor)   (Issuer)    Guarantor)  Guarantor) Eliminations  Total
                                                        ---------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and short-term deposits                          $      -    $    181     $     -     $     -    $      -     $    181
  Accounts receivable, net                                     -       4,465       8,556       1,624           -       14,645
  Inventories                                                  -      67,393       1,352       8,149           -       76,894
  Prepaid expenses and other current assets                    -         691       1,394         761           -        2,846
  Deferred income taxes, current portion                       -           -         418          72        (490)           -
                                                        ---------------------------------------------------------------------
               Total current assets                            -      72,730      11,720      10,606        (490)      94,566
                                                        ---------------------------------------------------------------------

FIXED ASSETS, net                                              -      24,423       4,092      45,549           -       74,064
DEFERRED FINANCING EXPENSES, net                               -       5,573           -       1,466           -        7,039
OTHER ASSETS                                                   -           -           -           -           -            -
GOODWILL, net                                                  -      12,007           -         868           -       12,875
DEFERRED INCOME TAXES, non-current portion                     -         487           -           -        (487)           -
INVESTMENTS IN SUBSIDIARIES                               40,088      19,864       8,595           -     (68,547)           -
                                                        ---------------------------------------------------------------------
                                                        $ 40,088    $135,084     $24,407     $58,489    $(69,524)    $188,544
                                                        =====================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                      $      -    $  2,731     $ 1,424     $ 2,298    $      -     $  6,453
  Accrued liabilities                                          -       6,659       2,812       2,094           -       11,565
  Long-term debt, current portion                              -       2,308           -       1,750           -        4,058
  Revolving line of credit                                     -      11,813         880           -           -       12,693
  Deferred income taxes, current portion                       -      16,832           -           -        (490)      16,342
  Other liabilities                                            -           -         630           -           -          630
  Intercompany accounts                                   76,426     (85,019)     (8,703)     17,296           -            -
                                                        ---------------------------------------------------------------------
               Total current liabilities                  76,426     (44,676)     (2,957)     23,438        (490)      51,741
                                                        ---------------------------------------------------------------------

LONG-TERM DEBT, non-current portion                            -     144,492           -      13,250           -      157,742
DEFERRED INCOME TAXES, non-current portion                     -       1,439       1,243      13,206        (489)      15,399
CUMULATIVE REDEEMABLE SENIOR
  PREFERRED STOCK                                         10,000           -           -           -           -       10,000
CUMULATIVE REDEEMABLE JUNIOR
  PREFERRED STOCK                                         20,000           -           -           -           -       20,000
SHAREHOLDERS' EQUITY
  Common stock                                               100       3,971      13,190       1,777     (18,938)         100
  Additional paid-in capital                               9,900      21,364           -           -     (21,364)       9,900
  Retained earnings (deficit)                            (76,338)      8,494      12,931       6,818     (28,243)     (76,338)
                                                        ---------------------------------------------------------------------
               Total shareholders' equity (deficit)      (66,338)     33,829      26,121       8,595     (68,545)     (66,338)
                                                        ---------------------------------------------------------------------
                                                        $ 40,088    $135,084     $24,407     $58,489    $(69,524)    $188,544
                                                        =====================================================================

Supplemental Condensed Consolidating Balance Sheets
  As of March 31, 1996
  (Unaudited)
  (In thousands)

                                                                                             Sun Gro
                                                          Hines                   Sun Gro     Canada
                                                         Holdings     Hines        U.S.    (Subsidiary
                                                         (Parent   Horticulture (Subsidiary    Non-                Consolidated
                                                        Guarantor)   (Issuer)    Guarantor)  Guarantor) Eliminations  Total
                                                       ---------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and short-term deposits                         $      -    $      -     $     -     $     -    $      -     $      0
  Accounts receivable, net                                    -      19,216      14,977       3,373           -       37,566
  Inventories                                                 -      72,315       1,458       7,472           -       81,245
  Prepaid expenses and other current assets                   -         926       1,189         940           -        3,055
  Deferred income taxes, current portion                      -           -         418          72        (490)           -
                                                       ---------------------------------------------------------------------
               Total current assets                           -      92,457      18,042      11,857        (490)     121,866
                                                       ---------------------------------------------------------------------

FIXED ASSETS, net                                             -      24,828       4,076      45,473           -       74,377
DEFERRED FINANCING EXPENSES, net                              -       5,505           -       1,412           -        6,917
OTHER ASSETS                                                  -           -          36           -           -           36
GOODWILL, net                                                 -      12,106           -         861           -       12,967
DEFERRED INCOME TAXES, non-current portion                    -       1,215           -           -      (1,215)           -
INVESTMENTS IN SUBSIDIARIES                              39,322      18,727       7,001           -     (65,050)           -
                                                       ---------------------------------------------------------------------
                                                       $ 39,322    $154,838     $29,155     $59,603    $(66,755)    $216,163
                                                       =====================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                     $      -    $  4,967     $ 2,498     $ 3,644    $      -     $ 11,109
  Accrued liabilities                                         -       8,848       1,885       2,655           -       13,388
  Long-term debt, current portion                             -       2,062           -       1,750           -        3,812
  Revolving line of credit                                    -      28,582       7,798           -           -       36,380
  Deferred income taxes, current portion                      -      17,037           -           -        (490)      16,547
  Other liabilities                                           -           -         112         105           -          217
  Intercompany accounts                                  76,706     (85,518)     (9,687)     18,499           -            -
                                                       ---------------------------------------------------------------------
               Total current liabilities                 76,706     (24,022)      2,606      26,653        (490)      81,453
                                                       ---------------------------------------------------------------------

LONG-TERM DEBT, non-current portion                           -     144,390           -      13,000           -      157,390
DEFERRED INCOME TAXES, non-current portion                    -       1,439       1,564      12,949      (1,218)      14,734
CUMULATIVE REDEEMABLE SENIOR
  PREFERRED STOCK                                        10,000           -           -           -           -       10,000
CUMULATIVE REDEEMABLE JUNIOR
  PREFERRED STOCK                                        20,000           -           -           -           -       20,000
SHAREHOLDERS' EQUITY
  Common stock                                              100       3,971      11,414           -     (15,385)         100
  Additional paid-in capital                              9,900      21,332       1,777       1,777     (24,916)       9,870
  Retained earnings (deficit)                           (77,384)      7,728      11,794       5,224     (24,746)     (77,384)
                                                       ---------------------------------------------------------------------
               Total shareholders' equity (deficit)     (67,384)     33,031      24,985       7,001     (65,047)     (67,414)
                                                       ---------------------------------------------------------------------
                                                       $ 39,322    $154,838     $29,155     $59,603    $(66,755)    $216,163
                                                       =====================================================================

Supplemental Condensed Consolidating Statements of Income and Retained Earnings
  (Deficit)
  (Unaudited)
  (In thousands)

                                                                 For the Three Month Period Ended March 31, 1995
                                                      ---------------------------------------------------------------------
                                                                                           Sun Gro
                                                       Hines                   Sun Gro      Canada
                                                      Holdings     Hines         U.S.    (Subsidiary
                                                      (Parent   Horticulture (Subsidiary     Non-                Consolidated
                                                     Guarantor)   (Issuer)    Guarantor)  Guarantor) Eliminations   Total
                                                      ---------------------------------------------------------------------
SALES, NET                                            $     -     $19,286      $17,150     $ 6,163     $(4,127)     $38,472
COST OF GOODS SOLD                                          -       9,657        8,246       3,708      (4,127)      17,484
                                                      ---------------------------------------------------------------------
                           Gross Profit                     -       9,629        8,904       2,455           -       20,988
OPERATING EXPENSES                                          -       6,016        7,058       1,437           -       14,511
                                                      ---------------------------------------------------------------------
                           Operating income                 -       3,613        1,846       1,018           -        6,477
                                                      ---------------------------------------------------------------------
OTHER EXPENSES:
   Interest                                                 -       1,570          158         511           -        2,239
   Interest - intercompany                                  -           -            -           -           -            -
   Other, net                                          (3,795)     (3,464)      (3,717)         76      11,153          253
                                                      ---------------------------------------------------------------------
                                                       (3,795)     (1,894)      (3,559)        587      11,153        2,492
                                                      ---------------------------------------------------------------------
Income (loss) before provision for income taxes,
   minority interest and income from discontinued
   operations                                           3,795       5,507        5,405         431     (11,153)       3,985
PROVISION FOR (RECOVERY ) OF
   INCOME TAXES                                             -         764          596         194           -        1,554
                                                      ---------------------------------------------------------------------
Income (loss) before minority interest and income
   from discontinued operations                         3,795       4,743        4,809         237     (11,153)       2,431
MINORITY INTEREST IN EARNINGS OF
   SUBSIDIARIES                                             -           -            -           -       2,160        2,160
                                                      ---------------------------------------------------------------------
Income (loss) before income from discontinued
   operations                                           3,795       4,743        4,809         237     (13,313)         271
                                                      ---------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS,
   net of tax of $1,650                                     -           -            -      (3,524)          -       (3,524)
                                                      ---------------------------------------------------------------------
NET INCOME (LOSS)                                       3,795       4,743        4,809       3,761     (13,313)       3,795
Retained earnings (deficit), beginning of period        5,897       2,397        8,573       1,371     (12,341)       5,897
Repurchase and retirement of stock                          -           -            -           -           -            0
                                                      ---------------------------------------------------------------------
Retained earnings (deficit), end of period            $ 9,692     $ 7,140      $13,382     $ 5,132    $(25,654)     $ 9,692
                                                      =====================================================================


                                                                 For the Three Month Period Ended March 31, 1996
                                                    -------------------------------------------------------------------------
                                                                                          Sun Gro
                                                      Hines                   Sun Gro      Canada
                                                     Holdings     Hines         U.S.     (Subsidiary
                                                     (Parent   Horticulture (Subsidiary      Non-                 Consolidated
                                                    Guarantor)   (Issuer)    Guarantor)   Guarantor) Eliminations    Total
                                                    -------------------------------------------------------------------------
SALES, NET                                           $      -     $20,500      $17,481      $6,250    $ (3,874)      $ 40,357
COST OF GOODS SOLD                                          -      10,616        9,285       4,280      (3,874)        20,307
                                                     ------------------------------------------------------------------------
                           Gross Profit                     -       9,884        8,196       1,970           -         20,050
OPERATING EXPENSES                                          -       6,763        7,230       1,913           -         15,906
                                                     ------------------------------------------------------------------------
                           Operating income                 -       3,121          966          57           -          4,144
                                                     ------------------------------------------------------------------------
OTHER EXPENSES:
   Interest                                                 -       4,673           97         322           -          5,092
   Interest - intercompany                                  -        (221)         184          37           -              -
   Other, net                                             766          26          226          72        (868)           222
                                                     ------------------------------------------------------------------------
                                                          766       4,478          507         431        (868)         5,314
                                                     ------------------------------------------------------------------------
Income (loss) before provision for income taxes,
   minority interest and income from discontinued
   operations                                            (766)     (1,357)         459        (374)        868         (1,170)
PROVISION FOR (RECOVERY ) OF
   INCOME TAXES                                             -        (591)         338        (151)          -           (404)
                                                     ------------------------------------------------------------------------
Income (loss) before minority interest and income
   from discontinued operations                          (766)       (766)         121        (223)        868           (766)
MINORITY INTEREST IN EARNINGS OF
   SUBSIDIARIES                                             -           -            -           -           -              -
                                                     ------------------------------------------------------------------------
Income (loss) before income from discontinued
   operations                                            (766)       (766)         121        (223)        868           (766)
                                                     ------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS,
   net of tax of $0                                         -           -            -           -           -              -
                                                     ------------------------------------------------------------------------
NET INCOME (LOSS)                                        (766)       (766)         121        (223)        868           (766)
Retained earnings (deficit), beginning of period      (76,338)      8,494       12,931       5,447     (26,872)       (76,338)
Repurchase and retirement of stock                       (280)          -       (1,258)          -       1,258           (280)
                                                     ------------------------------------------------------------------------
Retained earnings (deficit), end of period           $(77,384)    $ 7,728      $11,794      $5,224    $(24,746)      $(77,384)
                                                     ========================================================================

Supplemental Condensed Consolidating Statements of Cash Flow
  (Unaudited)
  (In thousands)

                                                                 For the Three Month Period Ended March 31, 1995
                                                      ---------------------------------------------------------------------
                                                                                           Sun Gro
                                                       Hines                   Sun Gro      Canada
                                                      Holdings     Hines         U.S.    (Subsidiary
                                                      (Parent   Horticulture (Subsidiary     Non-                Consolidated
                                                     Guarantor)   (Issuer)    Guarantor)  Guarantor) Eliminations   Total
                                                      ---------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES:                $(4,000)    $(9,083)    $(7,376)    $(1,772)    $ 4,000      $(18,231)
                                                      ---------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                  -        (817)       (449)       (427)          -        (1,693)
  Acquisitions, net of cash acquired                        -      (3,498)          -           -           -        (3,498)
                                                      ---------------------------------------------------------------------
       Net cash used in investing activities                -      (4,315)       (449)       (427)          -        (5,191)
                                                      ---------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                    -      12,080       7,500       1,500           -        21,080
  Repayments on revolving line of credit                    -        (917)     (1,100)          -           -        (2,017)
  Intercompany advances (repayments)                    4,000            -          -           -      (4,000)            -
  Proceeds from the issuance of long-term debt              -       3,021           -           -           -         3,021
  Repayments of long-term debt                              -        (265)          -        (425)          -          (690)
  Dividends received (paid)                                 -           -           -           -           -             -
  Repurchase and retirement of stock                        -           -           -           -           -             -
                                                      ---------------------------------------------------------------------
       Net cash provided by (used in) financing
         activities                                     4,000      13,919       6,400       1,075      (4,000)       21,394
                                                      ---------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM DEPOSITS                                       -         521      (1,425)     (1,124)          -        (2,028)
CASH AND SHORT-TERM DEPOSITS, beginning
  of period                                                 -         101       1,425       1,124           -         2,650
                                                      ---------------------------------------------------------------------
CASH AND SHORT-TERM DEPOSITS, end
  of period                                           $     -     $   622     $     -     $     -     $     -      $    622
                                                      =====================================================================

                                                                 For the Three Month Period Ended March 31, 1995
                                                      ---------------------------------------------------------------------
                                                                                           Sun Gro
                                                       Hines                   Sun Gro      Canada
                                                      Holdings     Hines         U.S.    (Subsidiary
                                                      (Parent   Horticulture (Subsidiary     Non-                Consolidated
                                                     Guarantor)   (Issuer)    Guarantor)  Guarantor) Eliminations   Total
                                                       --------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES:                 $   -     $(16,555)   $ (5,613)      $ 832     $     -      $(21,336)
                                                       --------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                 -         (805)       (231)       (618)          -        (1,654)
  Acquisitions, net of cash acquired                       -            -           -           -           -             -
                                                       --------------------------------------------------------------------
       Net cash used in investing activities               -         (805)       (231)       (618)          -        (1,654)
                                                       --------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                   -       25,542      17,932           -           -        43,474
  Repayments on revolving line of credit                   -       (8,773)    (11,014)          -           -       (19,787)
  Intercompany advances (repayments)                     280         (500)        184          36           -             -
  Repayments of long-term debt                             -         (348)          -        (250)          -          (598)
  Dividends received (paid)                                -        1,258      (1,258)          -           -             -
  Repurchase and retirement of stock                    (280)           -           -           -           -          (280)
                                                       --------------------------------------------------------------------
       Net cash provided by (used in) financing
         activities                                        -       17,179       5,844        (214)          -        22,809
                                                       --------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH AND
  SHORT-TERM DEPOSITS                                      -         (181)          -           -           -          (181)
CASH AND SHORT-TERM DEPOSITS, beginning
  of period                                                -          181           -           -           -           181
                                                       --------------------------------------------------------------------
CASH AND SHORT-TERM DEPOSITS, end
  of period                                            $    -    $      -    $      -       $   -     $     -      $      -
                                                       ====================================================================

                              HINES HOLDINGS, INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

     The Company's nursery business is highly seasonal in nature, with the strong retail demand for lawn and garden products typically occurring in the second quarter of the fiscal year. Accordingly, the Company expects to realize a higher portion of its annual net sales and operating earnings during the second quarter. The Company's peat moss business is more heavily weighted towards the professional markets, which do not typically experience the large seasonal variances present in the retail market. As a result of the seasonality of the nursery business, management believes the first quarter results may not properly reflect the current strong positive trends it believes are occurring in the nursery business. The Company's consolidated results have also been adversely affected by price declines in its peat moss business, which management believes are the result of an unusually favorable peat harvest in Eastern Canada in 1995, which created an excess supply of peat moss in the Company's eastern markets.

THREE MONTHS ENDED MARCH 31, 1996 COMPARED TO THREE MONTHS ENDED MARCH 31, 1995.

     Net Sales. Net sales of $40.4 million for the three months ended March 31, 1996 increased $1.9 million, or 4.9%, from net sales of $38.5 million for the comparable period in 1995. The Company's sales of its nursery products increased 6.3%, reflecting increased sales volumes and prices. Net sales of peat moss and peat-based products increased 3.5% over the comparable three month period. This was primarily due to sales volume increases and partially offset by sale prices declines. These sale prices declines were primarily due to the continued effect of the unusually favorable peat moss harvest in Eastern Canada in 1995, which created an excess supply of peat moss in the Company's eastern markets. The Company believes that these lower peat prices are likely to continue throughout 1996 and will adversely affect gross profit margins in the Company's peat moss business.

     Gross Profit. Gross profit of $20.1 million (49.7% of net sales) for the three months ended March 31, 1996 decreased $0.9 million, or 4.4%, from gross profit of $21.0 million (54.5% of net sales) for the comparable period in 1995. The decrease was primarily attributable to the peat and peat-based products due to (i) lower sales prices resulting from the excess supply of peat moss, and
(ii) higher production costs due to product mix.

     Operating Expenses. Operating expenses of $15.9 million (39.4% of net sales) for the three months ended March 31, 1996 increased $1.4 million, or 9.6%, from $14.5 million (37.7% of net sales) for the comparable period in 1995. The increase was attributable to the Company's higher variable selling and distribution expenses incurred as a result of higher overall sales volumes and general cost increases.

     Operating Income. Operating income of $4.2 million for the three months ended March 31, 1996 decreased $2.3 million, or 35.8%, from $6.5 million for the comparable period in 1995, due to the reasons described above.

     Interest Expense. Interest expense of $5.1 million for the three months ended March 31, 1996 increased $2.9 million from $2.2 million for the comparable period in 1995. The increase was attributable to the issuance of $120 million of Senior Subordinated Notes on October 19, 1995, which replaced a $110 million senior subordinated credit facility.

     Income (loss) before minority interest and income from discontinued
operations.   The loss before minority interest and income from discontinued
operations of $0.8 million for the three months ended March 31, 1996 increased by $3.2 million from income of $2.4 million for the comparable period in 1995. This increase was due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     Based on the highly seasonal nature of the Company's nursery products operations, the Company has historically satisfied its working capital requirements through revolving credit facilities and operating cash flow. Accordingly, the Company has a $50.0 million revolving credit facility which is subject to a borrowing base and expires on December 31, 2000. The revolving credit facility is secured by substantially all of the assets and common stock of Hines Horticulture and Sun Gro-U.S. as well as a pledge of 66% of the common stock of Sun Gro-Canada. Proceeds from the revolving credit facility can be distributed downstream to any of the Company's subsidiaries, including Sun Gro-Canada. The Company typically draws under its revolving credit facility in its first and fourth fiscal quarters to fund its nursery products inventory buildup and continuing operating expenses. Approximately 75% of Hines' sales occur in the first half of the year, which allows the Company to reduce the revolving credit facility after the first quarter. Working capital requirements for the Company's peat moss operations are less seasonal in nature with slight inventory buildups expected in the Company's third and fourth fiscal quarters. The Company had $14.5 million of unused borrowing capacity under its revolving credit facility on April 30, 1996.

     The Company's capital expenditures totaled $1.7 million for the three month period ended March 31, 1996. These capital expenditures consisted primarily of vehicle, machinery and equipment purchases and other nursery related structures and capital expenditures related to preparing peat bogs for harvest. The Company's capital expenditures for 1996 are expected to be approximately $6.9 million.

     The debt service costs associated with the borrowings under the Bank Credit Agreement and the Senior Subordinated Notes significantly increased the Company's liquidity requirements. All borrowings under the Bank Credit Agreement will mature prior to the Notes. The Company's principal repayment schedule for term loans under the Bank Credit Agreement is $3.0 million, $4.5 million, $5.0 million $5.5 million and $6.5 million for the years 1996 through 2000, respectively. Borrowings are available under the $50.0 million revolving credit facility. The Company expects that cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund working capital needs, capital spending requirements and debt service requirements of the Company's current capital structure for the foreseeable future.

     The Indenture pursuant to which the Notes were issued imposes a number of restrictions on the Company. The Indenture limits, among other things, the Company's ability to incur additional indebtedness, to make certain restricted payments, to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. Breach of a material term of the Indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Bank Credit Agreement, upon which all amounts owing under the Bank Credit Agreement would become immediately due and payable.

                          PART II.  OTHER INFORMATION


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits:

               27.1  Financial Data Schedule

          (b)  Reports on Form 8-K:

               On April 2, 1996, after the period covered by this Report, the Registrant filed a Current Report on Form 8-K dated March 27, 1996, attaching a press release announcing the Registrant's estimated net sales and EBITDA for the period ended December 31, 1995 and setting forth management's view as to the reasons for such results.



Items 1, 2, 3, 4, and 5 are not applicable.

                                   SIGNATURE



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                            HINES HOLDINGS, INC.
                                            (Registrant)



                                            By:  __________________________
                                                 Claudia M. Pieropan
                                                 Chief Financial Officer



Date:  May 8, 1996


     Claudia M. Pieropan is signing in the dual capacities as i) Chief Financial Officer, and ii) a duly authorized officer of the Company.