Form 10-Q
period 1996-06-30
HINES HOLDINGS INC
filed 1996-08-12
CIK 1003619

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                  (Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1996

   (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
  For the transition period from___________________ to _____________________

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

                                Yes (X)  No(  )

     At July 31, 1996 there were 10,235,844 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                             HINES HOLDINGS, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION


Item 1.   Financial Statements                                          Page No.
                                                                        --------

          Condensed Consolidated Balance Sheets as of
          December 31, 1995 and June 30, 1996                             1

          Condensed Consolidated Statements of Income and Retained
          Earnings (Deficit) for the Three Months and Six Months
          Ended June 30, 1995 and 1996                                    3

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1995 and 1996                         4

          Notes to the Condensed Consolidated Financial Statements        5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      13


                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K                               16

          Signature                                                      17



Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 AND JUNE 30, 1996

                ASSETS
                ------                                    December 31, 1995        June 30, 1996
                                                                                   (unaudited)
                                                          -----------------      -----------------
                                                                       (In thousands)
CURRENT ASSETS:
     Cash                                                              $181            $         -
     Accounts receivable, net of allowance for
     doubtful accounts of $1,165 and $1,287                          14,645                 33,030
      respectively
     Inventories                                                     76,894                 70,524
     Prepaid expenses and other current assets                        2,846                  2,223
                                                          -----------------      -----------------
                                Total current assets                 94,566                105,777
                                                          -----------------      -----------------


FIXED ASSETS, net of accumulated depreciation
 and depletion of $8,962 and $11,784, respectively                   74,064                 74,761
                                                          -----------------      -----------------


DEFERRED FINANCING EXPENSES, net of
 accumulated amortization of $295 and $751,
 respectively                                                         7,039                  6,736
                                                          -----------------      -----------------


OTHER ASSETS                                                              -                    623
                                                          -----------------      -----------------



GOODWILL, net of accumulated amortization                            12,875                 13,061
                                                          -----------------      -----------------

                                                                   $188,544               $200,958
                                                          =================      =================


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      DECEMBER 31, 1995 AND JUNE 30, 1996

       LIABILITIES AND SHAREHOLDERS' DEFICIT
       -------------------------------------             December 31, 1995           June 30, 1996
                                                                                     (unaudited)
                                                         -----------------       -----------------
                                                                     (In thousands)
CURRENT LIABILITIES:
     Accounts payable                                               $6,453                  $6,444
     Accrued liabilities                                            11,565                  20,394
     Long-term debt, current portion                                 4,058                   5,812
     Revolving line of credit                                       12,693                   5,711
     Deferred income taxes, current portion                         16,342                  21,292
     Other liabilities                                                 630                     112
                                                         -----------------       -----------------
                           Total current liabilities                51,741                  59,765
                                                         -----------------       -----------------

LONG-TERM DEBT, non-current portion                                157,742                 155,136
                                                         -----------------       -----------------
                                                                    15,399                  14,984
DEFERRED INCOME TAXES, non-current portion               -----------------       -----------------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED
 STOCK 12 PERCENT, par value $.01 per share,
 liquidation preference of $1,000 per share;                        10,000                  10,000

CUMULATIVE REDEEMABLE JUNIOR PREFERRED
 STOCK 12 PERCENT, par value $.01 per share,
 liquidation preference of $1 per share                             20,000                  20,597

SHAREHOLDERS' DEFICIT
  Common Stock
   Authorized - 30,000,000 shares $.01 par value,
   Issued and outstanding - 10,000,000 and
   10,283,360 at December 31, 1995 and
   June 30, 1996, respectively                                         100                     103

  Additional paid-in capital                                         9,900                  10,180

  Deficit                                                          (76,338)                (69,807)
                                                         -----------------       -----------------

                           Total shareholders' deficit             (66,338)                (59,524)
                                                         -----------------       -----------------
                                                                  $188,544                $200,958
                                                         =================       =================


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (DEFICIT)
           Three Months and Six Months Ended June 30, 1995 and 1996
                                  (Unaudited)

                                                      Three Months Ended      Six Months Ended
                                                            June 30,              June 30,
                                                      -------------------    --------------------
                                                       1995        1996        1995        1996
                                                      -------    --------    --------    --------
                                                         (In thousands)         (In thousands)
SALES, NET                                            $67,144    $ 69,970    $105,616    $110,327
COST OF GOODS SOLD                                     30,770      33,704      48,254      54,011
                                                      -------    --------    --------    --------
    Gross Profit                                       36,374      36,266      57,362      56,316
                                                      -------    --------    --------    --------
SELLING AND DISTRIBUTION EXPENSES                      12,920      13,793      23,792      25,211
GENERAL AND ADMINISTRATIVE EXPENSES                     5,492       4,532       9,131       9,020
                                                      -------    --------    --------    --------
    Total operating expenses                           18,412      18,325      32,923      34,231
                                                      -------    --------    --------    --------
    Operating income                                   17,962      17,941      24,439      22,085
                                                      -------    --------    --------    --------
OTHER EXPENSES:
  Interest                                              2,493       5,186       4,732      10,278
  Amortization of deferred financing expenses             337         234         590         456
                                                      -------    --------    --------    --------
                                                        2,830       5,420       5,322      10,734
                                                      -------    --------    --------    --------
Income before provision for income taxes,
  minority interest and loss (income) from
  discontinued operations                              15,132      12,521      19,117      11,351
PROVISION FOR INCOME TAXES                              5,879       4,857       7,433       4,453
                                                      -------    --------    --------    --------
Income before minority interest and loss (income)
  from discontinued operations                          9,253       7,664      11,684       6,898
MINORITY INTEREST IN EARNINGS OF
  SUBSIDIARIES                                          1,798           -       3,958
                                                      -------    --------    --------    --------
Income before loss (income) from discontinued
  operations                                            7,455       7,664       7,726       6,898
                                                      -------    --------    --------    --------
LOSS (INCOME) FROM DISCONTINUED
  OPERATIONS, net of tax (benefit) of $(325)
  and $1,975, respectively                                562           -      (2,962)
                                                      -------    --------    --------    --------
NET INCOME                                              6,893       7,664      10,688       6,898
Retained earnings (deficit), beginning of period        9,692     (77,384)      5,897     (76,338)
Repurchase and retirement of stock                          -         (87)          -        (367)
                                                      -------    --------    --------    --------
Retained earnings (deficit), end of period            $16,585    $(69,807)   $ 16,585    $(69,807)
                                                      =======    ========    ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1995 and 1996
                                  (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                               --------------------
                                                                 1995        1996
                                                               --------    --------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                   $ 10,688    $  6,898
  Adjustments to reconcile net income to
   net cash provided by operating activities--
    Depreciation, depletion and amortization                      2,426       3,001
    Minority interest in earnings of subsidiaries                 3,958           -
    Gain on sale of discontinued operations                      (4,937)          -
    Deferred income taxes                                         8,576       4,406
    Other                                                           314         478
                                                               --------    --------
                                                                 21,025      14,783

CHANGE IN WORKING CAPITAL ACCOUNTS:
  Accounts receivable                                           (17,322)    (18,385)
  Inventories                                                     3,437       6,371
  Prepaid expenses and other assets                               1,035         237
  Other assets                                                        -        (587)
  Accounts payable and accrued liabilities                        2,702       8,465
  Other liabilities                                                 503        (162)
                                                               --------    --------
      Net cash provided by operating activities                  11,380      10,722

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                       (4,282)     (3,394)
  Operating loan                                                 (3,564)          -
  Acquisitions, net of cash acquired                             (3,498)          -
                                                               --------    --------
      Net cash used in investing activities                     (11,344)     (3,394)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                          1,800      90,060
  Repayments on revolving line of credit                              -     (97,041)
  Proceeds from the issuance of long-term debt                    2,850           -
  Repayments of long-term debt                                   (1,540)       (852)
  Deferred financing costs                                            -        (153)
  Repurchase and retirement of stock                                  -        (367)
  Issuance of preferred and common stock                              -         880
  Other                                                               -         (36)
                                                               --------    --------
      Net cash provided by (used in) financing activities         3,110      (7,509)

NET INCOME (DECREASE) IN CASH                                     3,146        (181)

CASH beginning of period                                          2,650         181
                                                               --------    --------
CASH end of period                                             $  5,796    $      -
                                                               ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements and Management's
Discussion and Analysis of Financial Condition and Results of Operations

                             HINES HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1995 AND 1996
                                  (UNAUDITED)



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


2.   Unaudited Financial Information:
     --------------------------------

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on April 10, 1996 by Holdings under the Securities Exchange Act of 1934, as amended, (the Exchange Act) have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Inventories:
     ------------

     As of December 31, 1995 and June 30, 1996, inventories consist of the following (dollars in thousands):

                                                 December 31,  June 30,
                                                     1995        1996
                                                 ------------  --------
          Nursery stock                          $     65,696  $ 60,919
          Finished goods                                5,686     4,039
          Materials and supplies                        5,512     5,566
                                                 ------------  --------
                                                 $     76,894  $ 70,524
                                                 ============  ========

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


5.   Guarantor/Non-Guarantor Disclosures:
     ------------------------------------

     The 11.75% Senior Subordinated Notes issued by Hines Horticulture (the issuer) have been guaranteed by Holdings (the parent guarantor) and by Sun Gro-U.S. (the subsidiary guarantor). The issuer and the subsidiary guarantor are direct and indirect wholly-owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional, and joint and several. Separate financial statements of Hines and Sun Gro-U.S. are not presented and Hines and Sun Gro-U.S. are not filing separate reports under the Exchange because management believes that they would not be material to investors.

     Holdings has no material assets other than the common stock of Hines Horticulture, and accordingly, its ability to perform under the guarantee will be dependent on the financial condition and net worth of Hines Horticulture. The Senior Subordinated Notes are not guaranteed by Sun Gro-Canada or its subsidiaries.

     The following condensed consolidating information presents (a) Holdings as the parent guarantor (carrying its investment in subsidiary under the equity method), (b) Hines Horticulture as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in the subsidiary non-guarantor under the equity method), (d) Sun Gro-Canada as subsidiary non-guarantor, (e) eliminations necessary to arrive at the information basis and (f) the parent guarantor on a consolidated basis, as follows:

     . Condensed consolidating balance sheets as of December 31, 1995 and June 30, 1996 (unaudited);

     . Condensed unaudited consolidating statements of income and retained earnings (deficit) for the six and three month periods ended June 30, 1995 and 1996.

     . Condensed unaudited consolidating statements of cash flows for the six month periods ended June 30, 1995 and 1996.

              Supplemental Condensed Consolidating Balance Sheets
                            As of December 31, 1995
                                (In thousands)

                                                                                              Sun Gro
                                                    Hines                       Sun Gro       Canada
                                                   Holdings       Hines           U.S.      (Subsidiary
                                                   (Parent     Horticulture   (Subsidiary      Non-                    Consolidated
                                                  Guarantor)     (Issuer)      Guarantor)    Guarantor)  Eliminations      Total
                                                  ----------   ------------   -----------   -----------  ------------  ------------
ASSETS
CURRENT ASSETS:
  Cash                                             $      -      $    181       $     -       $     -      $      -      $    181
  Accounts receivable, net                                -         4,465         8,556         1,624             -        14,645
  Inventories                                             -        67,393         1,352         8,149             -        76,894
  Prepaid expenses and other current assets               -           691         1,394           761             -         2,846
  Deferred income taxes, current portion                  -             -           418            72          (490)            -
                                                   --------      --------       -------       -------      --------      --------
    Total current assets                                  -        72,730        11,720        10,606          (490)       94,566
                                                   --------      --------       -------       -------      --------      --------

FIXED ASSETS, net                                         -        24,423         4,092        45,549             -        74,064
DEFERRED FINANCING EXPENSES, net                          -         5,573             -         1,466             -         7,039
OTHER ASSETS                                              -             -             -             -             -             -
GOODWILL, net                                             -        12,007             -           868             -        12,875
DEFERRED INCOME TAXES, non-current portion                -           487             -             -          (487)            -
INVESTMENTS IN SUBSIDIARIES                          40,088        19,864         8,595             -       (68,547)            -
                                                   --------      --------       -------       -------      --------      --------
                                                   $ 40,088      $135,084       $24,407       $58,489      ($69,524)     $188,544
                                                   ========      ========       =======       =======      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                 $      -      $  2,731       $ 1,424       $ 2,298      $      -      $  6,453
  Accrued liabilities                                     -         6,659         2,812         2,094             -        11,565
  Long-term debt, current portion                         -         2,308             -         1,750             -         4,058
  Revolving line of credit                                -        11,813           880             -             -        12,693
  Deferred income taxes, current portion                  -        16,832             -             -          (490)       16,342
  Other liabilities                                       -             -           630             -             -           630
  Intercompany accounts                              76,426       (85,019)       (8,703)       17,296             -             -
                                                   --------      --------       -------       -------      --------      --------
    Total current liabilities                        76,426       (44,676)       (2,957)       23,438          (490)       51,741
                                                   --------      --------       -------       -------      --------      --------

LONG-TERM DEBT, non-current portion                       -       144,492             -        13,250             -       157,742
DEFERRED INCOME TAXES, non-current portion                -         1,439         1,243        13,206          (489)       15,399
CUMULATIVE REDEEMABLE SENIOR
  PREFERRED STOCK                                    10,000             -             -             -             -        10,000
CUMULATIVE REDEEMABLE JUNIOR
  PREFERRED STOCK                                    20,000             -             -             -             -        20,000
SHAREHOLDERS' EQUITY
  Common stock                                          100         3,971        13,190         1,777       (18,938)          100
  Additional paid-in capital                          9,900        21,364             -             -       (21,364)        9,900
  Retained earnings (deficit)                       (76,338)        8,494        12,931         6,818       (28,243)      (76,338)
                                                   --------      --------       -------       -------      --------      --------
    Total shareholders' equity (deficit)            (66,338)       33,829        26,121         8,595       (68,545)      (66,338)
                                                   --------      --------       -------       -------      --------      --------
                                                   $ 40,088      $135,084       $24,407       $58,489      ($69,524)     $188,544
                                                   ========      ========       =======       =======      ========      ========


              Supplemental Condensed Consolidating Balance Sheets
                              As of June 30,1996
                                  (Unaudited)
                                (In thousands)

                                                                                              Sun Gro
                                                    Hines                       Sun Gro       Canada
                                                   Holdings       Hines           U.S.      (Subsidiary
                                                   (Parent     Horticulture   (Subsidiary      Non-                    Consolidated
                                                  Guarantor)     (Issuer)      Guarantor)    Guarantor)  Eliminations      Total
                                                  ----------   ------------   -----------   -----------  ------------  ------------
ASSETS
CURRENT ASSETS:
  Cash                                             $      -      $      -       $     -       $     -      $      -      $      -
  Accounts receivable, net                                -        21,094        10,338         1,598             -        33,030
  Inventories                                             -        62,505         1,359         6,660             -        70,524
  Prepaid expenses and other current assets               -           554           654         1,015             -         2,223
  Deferred income taxes, current portion                  -             -           418            72          (490)            -
                                                   --------      --------       -------       -------      --------      --------
    Total current assets                                  -        84,153        12,769         9,345          (490)      105,777
                                                   --------      --------       -------       -------      --------      --------

FIXED ASSETS, net                                         -        25,254         4,226        45,281             -        74,761
DEFERRED FINANCING EXPENSES, net                          -         5,292             -         1,444             -         6,736
OTHER ASSETS                                            587             -            36             -             -           623
GOODWILL, net                                             -        12,206             -           855             -        13,061
DEFERRED INCOME TAXES, non-current portion                -         1,215             -             -        (1,215)            -
INVESTMENTS IN SUBSIDIARIES                          46,986        19,273         6,737             -       (72,996)            -
                                                   --------      --------       -------       -------      --------      --------
                                                   $ 47,573      $147,393       $23,768       $56,925      ($74,701)     $200,958
                                                   ========      ========       =======       =======      ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                                 $      -      $  3,397       $   751       $ 2,296      $      -      $  6,444
  Accrued liabilities                                     -        15,673         3,074         1,647             -        20,394
  Long-term debt, current portion                         -         2,937             -         2,875             -         5,812
  Revolving line of credit                                -         3,616         2,095             -             -         5,711
  Deferred income taxes, current portion                  -        21,782             -             -          (490)       21,292
  Other liabilities                                       -             -           112             -             -           112
  Intercompany accounts                              76,500       (85,498)       (9,417)       18,415             -             -
                                                   --------      --------       -------       -------      --------      --------
    Total current liabilities                        76,500       (38,093)       (3,385)       25,233          (490)       59,765
                                                   --------      --------       -------       -------      --------      --------

LONG-TERM DEBT, non-current portion                       -       143,261             -        11,875             -       155,136
DEFERRED INCOME TAXES, non-current portion                -         1,501         1,622        13,080        (1,219)       14,984
CUMULATIVE REDEEMABLE SENIOR
  PREFERRED STOCK                                    10,000             -             -             -             -        10,000
CUMULATIVE REDEEMABLE JUNIOR
  PREFERRED STOCK                                    20,597             -             -             -             -        20,597
SHAREHOLDERS' EQUITY
  Common stock                                          103         3,971        11,414             -       (15,385)          103
  Additional paid-in capital                         10,180        21,361         1,777         1,777       (24,915)       10,180
  Retained earnings (deficit)                       (69,807)       15,392        12,340         4,960       (32,692)      (69,807)
                                                   --------      --------       -------       -------      --------      --------
    Total shareholders' equity (deficit)            (59,524)       40,724        25,531         6,737       (72,992)      (59,524)
                                                   --------      --------       -------       -------      --------      --------
                                                   $ 47,573      $147,393       $23,768       $56,925      ($74,701)     $200,958
                                                   ========      ========       =======       =======      ========      ========

                     Supplemental Condensed Consolidating Statements of Income and Retained Earnings (Deficit)
                                                            (Unaudited)
                                                          (In thousands)

                                                                    For the Six Month Period Ended June 30, 1995
                                                  ---------------------------------------------------------------------------------
                                                                                              Sun Gro
                                                    Hines                       Sun Gro       Canada
                                                   Holdings       Hines           U.S.      (Subsidiary
                                                   (Parent     Horticulture   (Subsidiary      Non-                    Consolidated
                                                  Guarantor)     (Issuer)      Guarantor)    Guarantor)  Eliminations      Total
                                                  ---------------------------------------------------------------------------------
SALES, NET                                         $      -      $66,839        $34,155       $13,265       ($8,643)     $105,616
COST OF GOODS SOLD                                        -       32,258         16,692         7,947        (8,643)       48,254
                                                   ------------------------------------------------------------------------------
                                  Gross Profit            -       34,581         17,463         5,318             -        57,362
OPERATING EXPENSES                                        -       15,213         13,805         3,905             -        32,923
                                                   ------------------------------------------------------------------------------
                              Operating income            -       19,368          3,658         1,413             -        24,439
                                                   ------------------------------------------------------------------------------
OTHER EXPENSES:
  Interest                                                -        3,364            371           997             -         4,732
  Interest - intercompany                                 -            -              -             -             -             -
  Other, net                                        (10,688)      (3,473)        (3,097)          158        17,690           590
                                                   ------------------------------------------------------------------------------
                                                    (10,688)        (109)        (2,726)        1,155        17,690         5,322
                                                   ------------------------------------------------------------------------------
Income (loss) before provision for income taxes,
 minority interest and income from discontinued
 operations                                          10,688       19,477          6,384           258       (17,690)       19,117
PROVISION FOR (RECOVERY) OF
 INCOME TAXES                                             -        6,118          1,280            35             -         7,433
                                                   ------------------------------------------------------------------------------
Income (loss) before minority interest and income
 from discontinued operations                        10,688       13,359          5,104           223       (17,690)       11,684
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES             -            -              -             -         3,958         3,958
                                                   ------------------------------------------------------------------------------
Income (loss) before income from discontinued
 operations                                          10,688       13,359          5,104           223       (21,648)        7,726
                                                   ------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS,
 net of tax of $1,975                                     -            -              -        (2,962)            -        (2,962)
                                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                                    10,688       13,359          5,104         3,185       (21,648)       10,688
Retained earnings (deficit), beginning of period      5,897        2,397          8,573         5,447       (16,417)        5,897
                                                   ------------------------------------------------------------------------------
Retained earnings (deficit), end of period         $ 16,585      $15,756        $13,677       $ 8,632      ($38,065)     $ 16,585
                                                   ==============================================================================

                                                                   For the Three Month Period Ended June 30, 1995
                                                  ---------------------------------------------------------------------------------
                                                                                              Sun Gro
                                                    Hines                       Sun Gro       Canada
                                                   Holdings       Hines           U.S.      (Subsidiary
                                                   (Parent     Horticulture   (Subsidiary      Non-                    Consolidated
                                                  Guarantor)     (Issuer)      Guarantor)    Guarantor)  Eliminations      Total
                                                  ---------------------------------------------------------------------------------
SALES, NET                                         $      -      $47,553        $17,005       $ 7,102       ($4,516)     $ 67,144
COST OF GOODS SOLD                                        -       22,601          8,446         4,239        (4,516)       30,770
                                                   ------------------------------------------------------------------------------
                                  Gross Profit            -       24,952          8,559         2,863             -        36,374
OPERATING EXPENSES                                        -        9,197          6,747         2,468             -        18,412
                                                   ------------------------------------------------------------------------------
                              Operating income            -       15,755          1,812           395             -        17,962
                                                   ------------------------------------------------------------------------------
OTHER EXPENSES:
  Interest                                                -        1,794            213           486             -         2,493
  Other, net                                         (6,893)          (9)           620            82         6,537           337
                                                   ------------------------------------------------------------------------------
                                                     (6,893)       1,785            833           568         6,537         2,830
                                                   ------------------------------------------------------------------------------
Income (loss) before provision for income taxes,
 minority interest and loss from discontinued
 operations                                           6,893       13,970            979          (173)       (6,537)       15,132
PROVISION FOR (RECOVERY) OF INCOME TAXES                  -        5,354            684          (159)            -         5,879
                                                   ------------------------------------------------------------------------------
Income (loss) before minority interest and loss
 from discontinued operations                         6,893        8,616            295           (14)       (6,537)        9,253
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES             -            -              -             -         1,798         1,798
                                                   ------------------------------------------------------------------------------
Income (loss) before loss from discontinued
 operations                                           6,893        8,616            295           (14)       (8,335)        7,455
                                                   ------------------------------------------------------------------------------
LOSS FROM DISCONTINUED OPERATIONS,
 net of tax benefit of $325                               -            -              -           562             -           562
                                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                                     6,893        8,616            295          (576)       (8,335)        6,893
Retained earnings (deficit), beginning of period      9,692        7,140         13,382         9,208       (29,730)        9,692
                                                   ------------------------------------------------------------------------------
Retained earnings (deficit), end of period         $ 16,585      $15,756        $13,677       $ 8,632      ($38,065)     $ 16,585
                                                   ==============================================================================

                     Supplemental Condensed Consolidating Statements of Income and Retained Earnings (Deficit)
                                                            (Unaudited)
                                                          (In thousands)

                                                                    For the Six Month Period Ended June 30, 1996
                                                  ---------------------------------------------------------------------------------
                                                                                              Sun Gro
                                                    Hines                       Sun Gro       Canada
                                                   Holdings       Hines           U.S.      (Subsidiary
                                                   (Parent     Horticulture   (Subsidiary      Non-                    Consolidated
                                                  Guarantor)     (Issuer)      Guarantor)    Guarantor)  Eliminations      Total
                                                  ---------------------------------------------------------------------------------
SALES, NET                                         $      -      $71,553        $33,889       $11,589       ($6,704)     $110,327
COST OF GOODS SOLD                                        -       35,202         17,864         7,649        (6,704)       54,011
                                                   ------------------------------------------------------------------------------
                                  Gross Profit            -       36,351         16,025         3,940             -        56,316
OPERATING EXPENSES                                        -       16,648         13,940         3,643             -        34,231
                                                   ------------------------------------------------------------------------------
                              Operating income            -       19,703          2,085           297             -        22,085
                                                   ------------------------------------------------------------------------------
OTHER EXPENSES:
  Interest                                                -        9,307            248           723             -        10,278
  Interest - intercompany                                 -         (299)           256            43             -             -
  Other, net                                         (6,898)        (356)           487           145         7,078           456
                                                   ------------------------------------------------------------------------------
                                                     (6,898)       8,652            991           911         7,078        10,734
                                                   ------------------------------------------------------------------------------

Income (loss) before provision for income taxes       6,898       11,051          1,094          (614)       (7,078)       11,351
PROVISION FOR (RECOVERY) OF INCOME TAXES                  -        4,153            427          (127)            -         4,453
                                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                                     6,898        6,898            667          (487)       (7,078)        6,898
Retained earnings (deficit), beginning of period    (76,338)       8,494         12,931         5,447       (26,872)      (76,338)
Repurchase and retirement of stock                     (367)           -         (1,258)            -         1,258          (367)
                                                   ------------------------------------------------------------------------------
Retained earnings (deficit), end of period         ($69,807)     $15,392        $12,340       $ 4,960      ($32,692)     ($69,807)
                                                   ==============================================================================

                                                                   For the Three Month Period Ended June 30, 1996
                                                  ---------------------------------------------------------------------------------
                                                                                              Sun Gro
                                                    Hines                       Sun Gro       Canada
                                                   Holdings       Hines           U.S.      (Subsidiary
                                                   (Parent     Horticulture   (Subsidiary      Non-                    Consolidated
                                                  Guarantor)     (Issuer)      Guarantor)    Guarantor)  Eliminations      Total
                                                  ---------------------------------------------------------------------------------
SALES, NET                                         $      -      $51,053        $16,408       $ 5,339       ($2,830)     $ 69,970
COST OF GOODS SOLD                                        -       24,586          8,579         3,369        (2,830)       33,704
                                                   ------------------------------------------------------------------------------
                                  Gross Profit            -       26,467          7,829         1,970             -        36,266
OPERATING EXPENSES                                        -        9,885          6,710         1,730             -        18,325
                                                   ------------------------------------------------------------------------------
                              Operating income            -       16,582          1,119           240             -        17,941
                                                   ------------------------------------------------------------------------------
OTHER EXPENSES:
  Interest                                                -        4,634            151           401             -         5,186
  Interest - intercompany                                 -          (78)            72             6             -             -
  Other, net                                         (7,664)        (382)           261            73         7,946           234
                                                   ------------------------------------------------------------------------------
                                                     (7,664)       4,174            484           480         7,946         5,420
                                                   ------------------------------------------------------------------------------

Income (loss) before provision for income taxes       7,664       12,408            635          (240)       (7,946)       12,521
PROVISION FOR INCOME TAXES                                -        4,744             89            24             -         4,857
                                                   ------------------------------------------------------------------------------
NET INCOME (LOSS)                                     7,664        7,664            546          (264)       (7,946)        7,664
Retained earnings (deficit), beginning of period    (77,384)       7,728         11,794         5,224       (24,746)      (77,384)
Repurchase and retirement of stock                      (87)           -              -             -             -           (87)
                                                   ------------------------------------------------------------------------------
Retained earnings (deficit), end of period         ($69,807)     $15,392        $12,340       $ 4,960      ($32,692)     ($69,807)
                                                   ==============================================================================

                                   Supplemental Condensed Consolidating Statements of Cash Flow
                                                            (Unaudited)
                                                          (In thousands)

                                                                    For the Six Month Period Ended June 30, 1995
                                                  ---------------------------------------------------------------------------------
                                                                                              Sun Gro
                                                    Hines                       Sun Gro       Canada
                                                   Holdings       Hines           U.S.      (Subsidiary
                                                   (Parent     Horticulture   (Subsidiary      Non-                    Consolidated
                                                  Guarantor)     (Issuer)      Guarantor)    Guarantor)  Eliminations      Total
                                                  ---------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES:             $      -      $ 13,505       ($3,856)      $ 1,731      $      -      $ 11,380
                                                   ------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                -        (2,032)         (670)       (1,580)            -        (4,282)
  Operating loan                                          -        (3,564)            -             -             -        (3,564)
  Acquisitions, net of cash acquired                      -        (3,498)            -             -             -        (3,498)
                                                   ------------------------------------------------------------------------------
       Net cash used in investing activities              -        (9,094)         (670)       (1,580)            -       (11,344)
                                                   ------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                  -        (1,800)        3,600             -             -         1,800
  Proceeds from the issuance of long-term debt            -         2,850             -             -             -         2,850
  Repayments of long-term debt                            -          (265)            -        (1,275)            -        (1,540)
                                                   ------------------------------------------------------------------------------
    Net cash provided by (used in) financing
      activities                                          -           785         3,600        (1,275)            -         3,110
                                                   ------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                           -         5,196          (926)       (1,124)            -         3,146
CASH, beginning of period                                 -           101         1,425         1,124             -         2,650
                                                   ------------------------------------------------------------------------------
CASH, end of period                                $      -      $  5,297       $   499       $     -      $      -      $  5,796
                                                   ==============================================================================

                                                                    For the Six Month Period Ended June 30, 1996
                                                  ---------------------------------------------------------------------------------
                                                                                              Sun Gro
                                                    Hines                       Sun Gro       Canada
                                                   Holdings       Hines           U.S.      (Subsidiary
                                                   (Parent     Horticulture   (Subsidiary      Non-                    Consolidated
                                                  Guarantor)     (Issuer)      Guarantor)    Guarantor)  Eliminations      Total
                                                  ---------------------------------------------------------------------------------
CASH PROVIDED BY OPERATING ACTIVITIES:                ($587)     $  9,513       $   460       $ 1,336      $      -      $ 10,722
                                                   ------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                -        (1,644)         (631)       (1,119)            -        (3,394)
  Acquisitions, net of cash acquired                      -             -             -             -             -             -
                                                   ------------------------------------------------------------------------------
       Net cash used in investing activities              -        (1,644)         (631)       (1,119)            -        (3,394)
                                                   ------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                  -        57,412        32,648             -             -        90,060
  Repayments on revolving line of credit                  -       (65,609)      (31,432)            -             -       (97,041)
  Intercompany advances (repayments)                     74          (479)          249           156             -             -
  Repayments of long-term debt                            -          (602)            -          (250)            -          (852)
  Deferred financing costs                                -           (30)            -          (123)            -          (153)
  Dividends received (paid)                               -         1,258        (1,258)            -             -             -
  Issuance of preferred and common stock                880             -             -             -             -           880
  Repurchase and retirement of stock                   (367)            -             -             -             -          (367)
  Other                                                   -             -           (36)            -             -           (36)
                                                   ------------------------------------------------------------------------------
    Net cash provided by (used in) financing
      activities                                        587        (8,050)          171          (217)            -        (7,509)
                                                   ------------------------------------------------------------------------------

NET DECREASE IN CASH                                      -          (181)            -             -             -          (181)
CASH, beginning of period                                 -           181             -             -             -           181
                                                   ------------------------------------------------------------------------------
CASH, end of period                                $      -      $      -       $     -       $     -      $      -      $      -
                                                   ==============================================================================

                             HINES HOLDINGS, INC.
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS

     THREE MONTHS ENDED JUNE 30, 1996 COMPARED TO THREE MONTHS ENDED JUNE 30, 1995.

     Net Sales. Net sales of $70.0 million for the three months ended June 30, 1996 increased $2.9 million, or 4.3%, from net sales of $67.1 million for the comparable period in 1995. Net sales of the Company's nursery products increased 7.4%, reflecting both increased sales volumes and prices. Net sales of the Company's peat moss and peat-based products decreased 3.4% from the comparable three month period. This decrease was primarily due to reduced peat moss sales volumes and prices, but was partially offset by increased sales of value-added peat-based potting and growing mixes. These peat moss sale prices declines were primarily due to the continued effect of the unusually favorable peat moss harvest in Eastern Canada in 1995, which created an excess supply of peat moss in the Company's eastern markets. The Company believes that these lower peat moss prices are likely to continue throughout 1996 and will continue to adversely affect gross profit margins in the Company's peat moss business.

     Gross Profit. Gross profit of $36.3 million (51.8% of net sales) for the three months ended June 30, 1996 decreased $0.1 million, or 0.3%, from gross profit of $36.4 million (54.2% of net sales) for the comparable period in 1995. The decrease was attributable to the Company's peat and peat-based products due to (i) lower sales prices resulting from the excess supply of peat moss, and
(ii) higher production costs due to differences in product mix.

     Operating Expenses. Operating expenses of $18.3 million (26.2% of net sales) for the three months ended June 30, 1996 decreased $0.1 million, or 0.5%, from $18.4 million (27.4% of net sales) for the comparable period in 1995. The decrease was primarily attributable to decreased distribution expenses for the Company's peat and peat-based products as a result of lower peat sales volumes.

     Operating Income. Operating income of $17.9 million for the three months ended June 30, 1996 decreased $0.1 million, from $18.0 million for the comparable period in 1995, due to the reasons described above.

     Interest Expense. Interest expense of $5.2 million for the three months ended June 30, 1996 increased $2.7 million from $2.5 million for the comparable period in 1995. The increase was attributable to the issuance of $120 million of Senior Subordinated Notes on October 19, 1995 which replaced the $110 million senior subordinated credit facility.

     Income before minority interest and income from discontinued operations. The income before minority interest and income from discontinued operations of $7.7 million for the three months ended June 30, 1996 decreased by $1.6 million from income of $9.3 million for the comparable period in 1995. This decrease was due to the reasons described above.

SIX MONTHS ENDED JUNE 30, 1996 COMPARED TO SIX MONTHS ENDED JUNE 30, 1995.

     Net Sales. Net sales of $110.4 million for the six months ended June 30, 1996 increased $4.8 million, or 4.5%, from net sales of $105.6 million for the comparable period in 1995. Net sales of the Company's nursery products increased 7.1%, reflecting both increased sales volumes and prices. Net sales of the Company's peat moss and peat-based products remained virtually unchanged from the comparable six month period. This was primarily due to reduced peat moss sales volumes and prices, but was offset by increased sales of value-added peat-based potting and growing mixes. These peat moss sale prices declines were primarily due to the continued effect of the unusually favorable peat moss harvest in Eastern Canada in 1995, which created an excess supply of peat moss in the Company's eastern markets. The Company believes that these lower peat moss prices are likely to continue throughout 1996 and will continue to adversely affect gross profit margins in the Company's peat moss business.

     Gross Profit. Gross profit of $56.3 million (51.0% of net sales) for the six months ended June 30, 1996 decreased $1.1 million, or 1.9%, from gross profit of $57.4 million (54.3% of net sales) for the comparable period in 1995. The decrease was primarily attributable to the Company's peat and peat-based products due to (i) lower sales prices resulting from the excess supply of peat moss, and (ii) higher production costs due to differences in product mix.

     Operating Expenses. Operating expenses of $34.2 million (31.0% of net sales) for the six months ended June 30, 1996 increased $1.3 million, or 3.9%, from $32.9 million (31.2% of net sales) for the comparable period in 1995. The increase was attributable to the Company's higher variable selling and distribution expenses incurred as a result of higher overall sales volumes and general cost increases.

     Operating Income. Operating income of $22.1 million for the six months ended June 30, 1996 decreased $2.3 million, or 9.4%, from $24.4 million for the comparable period in 1995, due to the reasons described above.

     Interest Expense. Interest expense of $10.3 million for the six months ended June 30, 1996 increased $5.6 million from $4.7 million for the comparable period in 1995. The increase was attributable to the issuance of $120 million of Senior Subordinated Notes on October 19, 1995 which replaced the $110 million senior subordinated credit facility.

     Income (loss) before minority interest and income from discontinued operations. The income before minority interest and income from discontinued operations of $6.9 million for the six months ended June 30, 1996 decreased by $4.8 million from income of $11.7 million for the comparable period in 1995. This decrease was attributable to the decrease in operating income and the increase in interest expense due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

As a result of the highly seasonal nature of the Company's nursery products operations, the Company has historically satisfied its working capital requirements through revolving credit facilities and operating cash flow. The Company maintains a $50.0 million revolving credit facility pursuant to a Credit Agreement dated as of August 4, 1995 by and among Hines Horticulture, Sun Gro-U.S. and Sun Gro-Canada, as borrowers, the lenders listed therein and BT Commercial Corporation, as agent (the "Bank Credit Agreement"). The revolving credit facility is subject to a borrowing base tied to accounts receivable and inventory and expires on December 31, 2000. The revolving credit facility and all other obligations under the Bank Credit Agreement, are secured by substantially all of the assets and common stock of Hines Horticulture and Sun Gro-U.S. as well as a pledge of 66% of the common stock of Sun Gro-Canada. Proceeds from the revolving credit facility can be distributed to any of the Company's subsidiaries, including Sun Gro-Canada. The Company typically draws under its revolving credit facility in its first and fourth fiscal quarters to fund its nursery products inventory buildup and continuing operating expenses. Approximately 75% of Hines' sales occur in the first half of the year, which allows the Company to reduce the revolving credit facility after the first quarter. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups expected in the Company's third and fourth fiscal quarters. The Company had $41.7 million of unused borrowing capacity under its revolving credit facility on July 31, 1996.

     The Company's capital expenditures totaled $3.4 million for the six month period ended June 30, 1996. These capital expenditures consisted primarily of vehicle, machinery and equipment purchases and other nursery related structures and capital expenditures related to preparing peat bogs for harvest. The Company's capital expenditures for 1996 are expected to be approximately $10.0 million.

     The debt service costs associated with the borrowings under the Bank Credit Agreement and the Senior Subordinated Notes significantly increased the Company's liquidity requirements. All borrowings under the Bank Credit Agreement, including term loans made to Hines Horticulture and Sun Gro-Canada in an initial aggregate principal amount of $25.0 million, will mature prior to the Notes. The Company's principal repayment schedule for term loans under the Bank Credit Agreement is $3.0 million, $4.5 million, $5.0 million, $5.5 million and $6.5 million for the years 1996 through 2000, respectively. The Company expects that cash flow from operating activities together with borrowings available under the Bank Credit Agreement will be sufficient to fund working capital needs, capital spending requirements and the debt service requirements of the Company's current capital structure for the foreseeable future.

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


                          PART II.  OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          27.1  Financial Data Schedule

(b)  Reports on Form 8-K:

     On April 2, 1996, the Registrant filed a Current Report on Form 8-K dated March 27, 1996, attaching a press release announcing the Registrant's estimated net sales and EBITDA for the period ended December 31, 1995 and setting forth management's view as to the reasons for such results.



Items 1, 2, 3, 4, and 5 are not applicable.

                                   SIGNATURE

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                       HINES HOLDINGS, INC.
                                       (REGISTRANT)



                                       By: /s/ CLAUDIA M. PIEROPAN
                                           --------------------------------
                                               Claudia M. Pieropan
                                               Chief Financial Officer
                                           (Duly authorized officer and
                                            principal financial officer)

Date: August 12, 1996