Form 10-Q
period 1996-09-30
HINES HOLDINGS INC
filed 1996-11-14
CIK 1003619

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
    (X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                                 EXCHANGE ACT OF 1934
                    For the quarter ended September 30, 1996

   (  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
        For the transition period from _______________ to _______________

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

                                Yes (X)  No(  )

     At October 31, 1996 there were 10,235,844 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

================================================================================

                              HINES HOLDINGS, INC.

                                     INDEX

                         PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements                                         Page No.
                                                                        --------

           Condensed Consolidated Balance Sheets as of
           December 31, 1995 and September 30, 1996                        1

           Condensed Consolidated Statements of Income and Retained
           Earnings (Deficit) for the Three Months and Nine Months
           Ended September 30, 1995 and 1996                               3

           Condensed Consolidated Statements of Cash Flows for the
           Nine Months Ended September 30, 1995 and 1996                   4

           Notes to the Condensed Consolidated Financial Statements        5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                       13


                           PART II. OTHER INFORMATION


Item 5.    Other Information                                               16

Item 6.    Exhibits and Reports on Form 8-K                                16

           Signature                                                       18


Note: Items 1, 2, 3, and 4 of Part II are omitted because they are not applicable.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   December 31, 1995 and September 30, 1996



          ASSETS                                              December 31, 1995      September 30, 1996
          ------                                                                        (unaudited)
                                                              -----------------      ------------------
                                                                           (In thousands)
CURRENT ASSETS:
  Cash                                                            $    181                 $    -
  Accounts receivable, net of allowance for
    doubtful accounts of $1,165 and $1,354                          14,645                   19,618
    respectively
  Inventories                                                       76,894                   77,182
  Prepaid expenses and other current assets                          2,846                    2,070
                                                                  --------                 --------
                                  Total current assets              94,566                   98,870
                                                                  --------                 --------


FIXED ASSETS, net of accumulated depreciation
 and depletion of $8,962 and $13,117, respectively                  74,064                   77,536
                                                                  --------                 --------

DEFERRED FINANCING EXPENSES, net of
 accumulated amortization of $295 and $993,
 respectively                                                        7,039                    6,494
                                                                  --------                 --------

OTHER ASSETS                                                          -                         633
                                                                  --------                 --------


GOODWILL, net of accumulated amortization                           12,875                   19,284
                                                                  --------                 --------

                                                                  $188,544                 $202,817
                                                                  ========                 ========




See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   December 31, 1995 and September 30, 1996


     LIABILITIES AND SHAREHOLDERS' DEFICIT
     -------------------------------------
                                                                          December 31, 1995          September 30, 1996
                                                                                                        (unaudited)
                                                                          -----------------          ------------------
                                                                                          (In thousands)
CURRENT LIABILITIES:
  Accounts payable                                                            $  6,453                    $  7,113
  Accrued liabilities                                                           11,565                      14,214
  Long-term debt, current portion                                                4,058                       4,926
  Revolving line of credit                                                      12,693                      19,989
  Deferred income taxes, current portion                                        16,342                      19,320
  Other liabilities                                                                630                         112
                                                                              --------                    --------
                                  Total current liabilities                     51,741                      65,674
                                                                              --------                    --------

LONG-TERM DEBT, non-current portion                                            157,742                     154,007
                                                                              --------                    --------

DEFERRED INCOME TAXES, non-current portion                                      15,399                      14,856
                                                                              --------                    --------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED
 STOCK 12 PERCENT, par value $.01 per share,
 liquidation preference of $1,000 per share;                                    10,000                      10,000

CUMULATIVE REDEEMABLE JUNIOR PREFERRED
 STOCK 12 PERCENT, par value $.01 per share,
 liquidation preference of $1 per share                                         20,000                      20,520

SHAREHOLDERS' DEFICIT
  Common Stock
   Authorized - 30,000,000 shares $.01 par value,
   Issued and outstanding - 10,000,000 and
   10,235,844 at December 31, 1995 and
   September 30, 1996, respectively                                                100                         103

  Additional paid-in capital                                                     9,900                      10,043

  Deficit                                                                      (76,338)                    (72,386)
                                                                              --------                    --------

                                  Total shareholders' deficit                  (66,338)                    (62,240)
                                                                              --------                    --------

                                                                              $188,544                    $202,817
                                                                              ========                    ========





See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

  CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS (DEFICIT)
        Three Months and Nine Months Ended September 30, 1995 and 1996
                                  (Unaudited)

                                                  Three Months Ended September 30,     Nine Months Ended September 30,
                                                  --------------------------------     ------------------------------
                                                      1995             1996                1995             1996
                                                  -----------       -----------        -----------      -------------
                                                         (In thousands)                     (In thousands)
SALES, NET                                           $ 25,713        $ 28,085            $131,329        $138,412

COST OF GOODS SOLD                                     11,712          13,943              59,966          67,954
                                                     --------        --------            --------        --------
   Gross Profit                                        14,001          14,142              71,363          70,458
                                                     --------        --------            --------        --------
SELLING AND DISTRIBUTION EXPENSES                       8,067           9,279              31,859          34,490
GENERAL AND ADMINISTRATIVE EXPENSES                     4,134           4,128              13,265          13,147
                                                     --------        --------            --------        --------
   Total operating expenses                            12,201          13,407              45,124          47,637
                                                     --------        --------            --------        --------
   operating income                                     1,800             735              26,239          22,821
                                                     --------        --------            --------        --------
OTHER EXPENSES:
   Interest                                             4,228           4,718               8,960          14,996
   Amortization of deferred financing expenses          2,663             242               3,253             698
                                                     --------        --------            --------        --------
                                                        6,891           4,960              12,213          15,694
                                                     --------        --------            --------        --------
Income before provision for (recovery of) income
   taxes, minority interest and loss (income) from
   discontinued operations                             (5,091)         (4,225)             14,026           7,127

PROVISION FOR (RECOVERY OF) INCOME TAXES              (1,638)         (1,559)              5,795           2,894
                                                     --------        --------            --------        --------
Income before minority interest and loss (income)
   from discontinued operations                        (3,453)         (2,666)              8,231           4,233

MINORITY INTEREST IN EARNINGS OF
   SUBSIDIARIES                                            --             --                3,958              --
                                                     --------        --------            --------        --------
Income before loss (income) from discontinued
   operations                                          (3,453)         (2,666)              4,273           4,233
                                                     --------        --------            --------        --------
LOSS (INCOME) FROM DISCONTINUED
  OPERATIONS, net of tax (benefit) of $(147)
   and $2,122, respectively                               149              --              (2,813)             --
                                                     --------        --------            --------        --------
Income (loss) before extraordinary loss                (3,602)         (2,666)              7,086           4,233

EXTRAORDINARY LOSS, net of tax of $1,438                2,056              --               2,056              --
                                                     --------        --------            --------        --------
NET INCOME (LOSS)                                      (5,658)         (2,666)              5,030           4,233

Retained earnings (deficit), beginning of period       16,585         (69,807)              5,897         (76,338)

Repurchase and retirement of stock                    (83,929)             87             (83,929)           (281)
                                                     --------        --------            --------        --------
Retained earnings (deficit), end of period           ($73,002)       ($72,386)           ($73,002)       ($72,386)
                                                     ========        ========            ========        ========

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1995 and 1996
                                  (Unaudited)

                                                                 Nine Months Ended
                                                                   September 30,
                                                               ---------------------
                                                                 1995        1996
                                                               --------    ---------
                                                                  (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                 $  5,030    $   4,233
    Adjustments to reconcile net income to net cash
      provided by operating activities -
        Depreciation, depletion and amortization                  5,716        4,532
        Extraordinary loss                                        1,890            -
        Minority interest in earnings of subsidiaries             3,958            -
        Gain on sale of discontinued operations                  (4,935)           -
        Deferred income taxes                                     6,732        2,433
        Other                                                       319          148
                                                               --------    ---------
                                                                 18,710       11,346

CHANGE IN WORKING CAPITAL ACCOUNTS:
    Accounts receivable                                          (4,750)      (3,792)
    Inventories                                                  (3,580)       2,128
    Prepaid expenses and other assets                             3,641          272
    Other assets                                                      -         (597)
    Accounts payable and accrued liabilities                      1,789        2,584
    Other liabilities                                            (1,630)        (161)
                                                               --------    ---------
        Net cash provided by operating activities                14,180       11,780
                                                               --------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets, net of sales proceeds              (4,694)      (6,231)
    Acquisitions, net of cash acquired                           (3,498)     (10,301)
                                                               --------    ---------
        Net cash used in investing activities                    (8,192)     (16,532)
                                                               --------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit                       58,298      147,194
    Repayments on revolving line of credit                      (72,109)    (139,898)
    Proceeds from the issuance of long-term debt                135,000            -
    Repayments of long-term debt                                (44,131)      (2,921)
    Deferred financing costs                                     (5,022)        (153)
    Repurchase and retirement of stock                          (91,205)        (281)
    Issuance of preferred and common stock                       11,673          666
    Other                                                        (1,079)         (36)
                                                               --------    ---------
        Net cash provided by (used in) financing activities      (8,575)       4,571
                                                               --------    ---------
NET DECREASE IN CASH                                             (2,587)        (181)

CASH beginning of period                                          2,650          181
                                                               --------    ---------
CASH end of period                                             $     63    $       -
                                                               ========    =========

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              HINES HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1995 AND 1996
                                  (UNAUDITED)



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


2.   Unaudited Financial Information:
     --------------------------------

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are of a normal recurring nature and which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on April 10, 1996 by Holdings under the Securities Exchange Act of 1934, as amended (the Exchange Act), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Inventories:
     ------------

     As of December 31, 1995 and September 30, 1996, inventories consist of the following (dollars in thousands):



                                          December 31, September 30,
                                              1995        1996
                                          ------------ -------------

                Nursery stock                $65,696   $66,251
                Finished goods                 5,686     4,494
                Materials and supplies         5,512     6,437
                                             -------   -------
                                             $76,894   $77,182
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


5.   Acquisition:
     ------------

     On August 30, 1996, the Company acquired substantially all of the assets used in the wholesale nursery business of Iverson Perennial Gardens, Inc., located in Trenton, South Carolina, for $10 million plus the assumption of certain liabilities. The nursery currently operates on 110 acres of land and owns an additional 415 acres of land, over 300 acres of which the Company believes it will be able to place into production with minimal capital expenditures.


6.   Guarantor/Non-Guarantor Disclosures:
     ------------------------------------

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

     The following condensed consolidating information presents (a) Holdings as the parent guarantor (carrying its investment in subsidiary under the equity method), (b) Hines Horticulture as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in the subsidiary non-guarantor under the equity method), (d) Sun Gro-Canada as subsidiary non-guarantor, (e) eliminations necessary to arrive at the information basis and (f) the parent guarantor on a consolidated basis, as follows:

 .         Condensed consolidating balance sheets as of December 31, 1995 and
          September 30, 1996 (unaudited);

 .         Condensed unaudited consolidating statements of income and retained earnings (deficit) for the nine and three month periods ended September 30, 1995 and 1996.

 .         Condensed unaudited consolidating statements of cash flows for the nine month periods ended September 30, 1995 and 1996.

              Supplemental Condensed Consolidating Balance Sheets
                            As of December 31, 1995
                                (In thousands)

                                                                                        Sun Gro
                                                   Hines                    Sun Gro      Canada
                                                 Holdings       Hines         U.S.    (Subsidiary
                                                  (Parent    Horticulture (Subsidiary    Non-                   Consolidated
                                                 Guarantor)    (Issuer)    Guarantor)  Guarantor)  Eliminations     Total
                                                 ---------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash                                           $   -           $181       $   -       $   -       $   -         $    181
  Accounts receivable, net                           -          4,465         8,556       1,624         -           14,645
  Inventories                                        -         67,393         1,352       8,149         -           76,894
  Prepaid expenses and other current assets          -            691         1,394         761         -            2,846
  Deferred income taxes, current portion             -            -             418          72        (490)           -
                                                 --------------------------------------------------------------------------
        Total current assets                         -         72,730        11,720      10,606        (490)        94,566
                                                 --------------------------------------------------------------------------

FIXED ASSETS, net                                    -         24,423         4,092      45,549         -           74,064
DEFERRED FINANCING EXPENSES, net                     -          5,573           -         1,466         -            7,039
OTHER ASSETS                                         -            -             -           -           -              -
GOODWILL, net                                        -         12,007           -           868         -           12,875
DEFERRED INCOME TAXES, non-current portion           -            487           -           -          (487)           -
INVESTMENTS IN SUBSIDIARIES                       40,088       19,864         8,595         -       (68,547)           -
                                                 --------------------------------------------------------------------------
                                                 $40,088     $135,084       $24,407     $58,489    ($69,524)      $188,544
                                                 ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                               $   -         $2,731        $1,424      $2,298     $   -           $6,453
  Accrued liabilities                                -          6,659         2,812       2,094         -           11,565
  Long-term debt, current portion                    -          2,308           -         1,750         -            4,058
  Revolving line of credit                           -         11,813           880         -           -           12,693
  Deferred income taxes, current portion             -         16,832           -           -          (490)        16,342
  Other liabilities                                  -            -             630         -           -              630
  Intercompany accounts                           76,426      (85,019)       (8,703)     17,296         -              -
                                                 --------------------------------------------------------------------------
        Total current liabilities                 76,426      (44,676)       (2,957)     23,438        (490)        51,741
                                                 --------------------------------------------------------------------------

LONG-TERM DEBT, non-current portion                  -        144,492           -        13,250         -          157,742
DEFERRED INCOME TAXES, non-current portion           -          1,439         1,243      13,206        (489)        15,399
CUMULATIVE REDEEMABLE SENIOR
 PREFERRED STOCK                                  10,000          -             -           -           -           10,000
CUMULATIVE REDEEMABLE JUNIOR
 PREFERRED STOCK                                  20,000          -             -           -           -           20,000
SHAREHOLDERS' EQUITY
  Common stock                                       100        3,971        13,190       1,777     (18,938)           100
  Additional paid-in capital                       9,900       21,364           -           -       (21,364)         9,900
  Retained earnings (deficit)                    (76,338)       8,494        12,931       6,818     (28,243)       (76,338)
                                                 --------------------------------------------------------------------------
        Total shareholders' equity (deficit)     (66,338)      33,829        26,121       8,595     (68,545)       (66,338)
                                                 --------------------------------------------------------------------------
                                                 $40,088     $135,084       $24,407     $58,489    ($69,524)      $188,544
                                                 ==========================================================================

              Supplemental Condensed Consolidating Balance Sheets
                           As of September 30, 1996
                                  (Unaudited)
                                (In thousands)

                                                                                        Sun Gro
                                                  Hines                      Sun Gro     Canada
                                                 Holdings        Hines        U.S.    (Subsidiary
                                                 (Parent     Horticulture  (Subsidiary    Non-                   Consolidated
                                                Guarantor)     (Issuer)    Guarantor)  Guarantor)   Eliminations    Total
                                               -----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash                                          $-            $ -           $-           $-          $-         $ -
 Accounts receivable, net                       -              10,427        7,721        1,470      -           19,618
 Inventories                                    -              67,972        1,714        7,496      -           77,182
 Prepaid expenses and other current assets      -                 357          583        1,130      -            2,070
 Deferred income taxes, current portion         -              -               418           72        (490)     -
                                               --------------------------------------------------------------------------
    Total current assets                        -              78,756       10,436       10,168        (490)     98,870
                                               --------------------------------------------------------------------------

FIXED ASSETS, net                               -              28,147        4,551       44,838      -           77,536
DEFERRED FINANCING EXPENSES, net                -               5,128       -             1,366      -            6,494
OTHER ASSETS                                       597         -                36                   -              633
GOODWILL, net                                   -              18,435       -               849      -           19,284
DEFERRED INCOME TAXES, non-current portion      -               1,215       -            -           (1,215)     -
INVESTMENTS IN SUBSIDIARIES                     44,321         15,673        7,777       -          (67,771)     -
                                               --------------------------------------------------------------------------
                                               $44,918       $147,354      $22,800      $57,221    ($69,476)   $202,817
                                               ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                              $-            $  3,127      $ 1,538      $ 2,448     $-         $  7,113
 Accrued liabilities                            -              10,227        2,388        1,599      -           14,214
 Long-term debt, current portion                -               2,489       -             2,437      -            4,926
 Revolving line of credit                       -              15,157        4,832       -           -           19,989
 Deferred income taxes, current portion         -              19,810       -            -             (490)     19,320
 Other liabilities                              -              -               112       -           -              112
 Intercompany accounts                          76,638        (85,839)      (9,549)      18,750      -           -
                                               --------------------------------------------------------------------------
    Total current liabilities                   76,638        (35,029)        (679)      25,234        (490)     65,674
                                               --------------------------------------------------------------------------

LONG-TERM DEBT, non-current portion             -             142,819       -            11,188      -          154,007
DEFERRED INCOME TAXES, non-current portion      -               1,501        1,548       13,022      (1,215)     14,856
CUMULATIVE REDEEMABLE SENIOR
 PREFERRED STOCK                                10,000         -            -            -           -           10,000
CUMULATIVE REDEEMABLE JUNIOR
 PREFERRED STOCK                                20,520         -            -            -           -           20,520
SHAREHOLDERS' EQUITY
 Common stock                                      103          3,971       11,414       -          (15,385)        103
 Additional paid-in capital                     10,043         21,365        1,777        1,777     (24,919)     10,043
 Retained earnings (deficit)                   (72,386)        12,727        8,740        6,000     (27,467)    (72,386)
                                               -------------------------------------------------------------------------
    Total shareholders' equity (deficit)       (62,240)        38,063       21,931        7,777     (67,771)    (62,240)
                                               -------------------------------------------------------------------------
                                               $44,918       $147,354      $22,800      $57,221    ($69,476)   $202,817
                                               =========================================================================


Supplemental Condensed Consolidating Statements of Income and Retained Earnings (Deficit)
 (Unaudited)
 (In thousands)                                                For the Nine Month Period Ended September 30, 1995
                                                  --------------------------------------------------------------------------------
                                                                                             Sun Gro
                                                     Hines                      Sun Gro       Canada
                                                    Holdings     Hines           U.S.       (Subsidiary
                                                   (Parent    Horticulture    (Subsidiary      Non-                   Consolidated
                                                   Guarantor)   (Issuer)       Guarantor)    Gurantor)   Eliminations     Total
                                                  --------------------------------------------------------------------------------
SALES, NET                                          $   --         $79,701       $45,535      $17,716      ($11,623)    $131,329
COST OF GOODS SOLD                                      --          38,976        22,345       10,268       (11,623)      59,966
                                                  --------------------------------------------------------------------------------
                                      Gross Profit      --          40,725        23,190        7,448           --        71,363
OPERATING EXPENSES                                      --          20,410        18,435        6,279           --        45,124
                                                  --------------------------------------------------------------------------------
                                  Operating income      --          20,315         4,755        1,169           --        26,239
                                                  --------------------------------------------------------------------------------
OTHER EXPENSES:
   Interest                                             --           6,660           492        1,808           --         8,960
   Other, net                                        (5,030)           629        (1,245)         234         8,665        3,253
                                                  --------------------------------------------------------------------------------
                                                     (5,030)         7,289          (753)       2,042         8,665       12,213
                                                  --------------------------------------------------------------------------------
Income (loss) before provision for income taxes,
   minority interest and income from discontinued
   operations                                         5,030         13,026         5,508         (873)       (8,665)      14,026
PROVISION FOR (RECOVERY) OF INCOME TAXES                --           4,398         1,790         (393)          --         5,795
                                                  --------------------------------------------------------------------------------
Income (loss) before minority interest and income
   from discontinued operations                       5,030          8,628         3,718         (480)       (8,665)       8,231
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES           --             --            --            --         3,958        3,958
                                                  --------------------------------------------------------------------------------
Income (loss) before income from discontinued
   operations                                         5,030          8,628         3,718         (480)      (12,623)       4,273
                                                  --------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS,
   net of tax of $2,122                                 --             --            --        (2,813)          --        (2,813)
                                                  --------------------------------------------------------------------------------
Income (loss) before extraordinary loss               5,030          8,628         3,718        2,333       (12,623)       7,086
Extraordinary loss, net of tax of $1,438                --             928           142          986           --         2,056
                                                  --------------------------------------------------------------------------------
NET INCOME (LOSS)                                     5,030          7,700         3,576        1,347       (12,623)       5,030
Retained earnings (deficit), beginning of period      5,897          2,397         8,573        5,447       (16,417)       5,897
Repurchase and retirement of stock                  (83,929)           --            --           --            --       (83,929)
                                                  --------------------------------------------------------------------------------
Retained earnings (deficit), end of period         ($73,002)       $10,097       $12,149       $6,794      ($29,040)    ($73,002)
                                                  ================================================================================

                                                               For the Three Month Period Ended September 30, 1995
                                                  --------------------------------------------------------------------------------
                                                                                             Sun Gro
                                                     Hines                      Sun Gro       Canada
                                                    Holdings     Hines           U.S.       (Subsidiary
                                                   (Parent    Horticulture    (Subsidiary      Non-                   Consolidated
                                                   Guarantor)   (Issuer)       Guarantor)    Gurantor)   Eliminations     Total
                                                  --------------------------------------------------------------------------------

SALES, NET                                          $   --         $12,862       $11,380       $4,451       ($2,980)     $25,713
COST OF GOODS SOLD                                      --           6,718         5,653        2,321        (2,980)      11,712
                                                  --------------------------------------------------------------------------------
                                      Gross Profit      --           6,144         5,727        2,130           --        14,001
OPERATING EXPENSES                                      --           5,197         4,630        2,374           --        12,201
                                                  --------------------------------------------------------------------------------
                                  Operating income      --             947         1,097         (244)          --         1,800
                                                  --------------------------------------------------------------------------------
OTHER EXPENSES:
   Interest                                             --           3,296           121          811           --         4,228
   Other, net                                         5,658          4,102         1,852           76        (9,025)       2,663
                                                  --------------------------------------------------------------------------------
                                                      5,658          7,398         1,973          887        (9,025)       6,891
                                                  --------------------------------------------------------------------------------
Income (loss) before provision for income taxes,
   minority interest and loss from discontinued
   operations                                        (5,658)        (6,451)         (876)      (1,131)        9,025       (5,091)
PROVISION FOR (RECOVERY) OF INCOME TAXES                --          (1,720)          510         (428)          --        (1,638)
                                                  --------------------------------------------------------------------------------
Income (loss) before loss from discontinued
   operations                                        (5,658)        (4,731)       (1,386)        (703)        9,025       (3,453)
LOSS FROM DISCONTINUED OPERATIONS,
   net of tax benefit of $147                           --             --            --           149           --           149
                                                  --------------------------------------------------------------------------------
Income (loss) before extraordinary loss              (5,658)        (4,731)       (1,386)        (852)        9,025       (3,602)
Extraordinary loss, net of tax of $1,438                --             928           142          986           --         2,056
                                                  --------------------------------------------------------------------------------
NET INCOME (LOSS)                                    (5,658)        (5,659)       (1,528)      (1,838)        9,025       (5,658)
Retained earnings (deficit), beginning of period     16,585         15,756        13,677        8,632       (38,065)      16,585
Repurchase and retirement of stock                  (83,929)           --            --           --            --       (83,929)
                                                  --------------------------------------------------------------------------------
Retained earnings (deficit), end of period         ($73,002)       $10,097       $12,149       $6,794      ($29,040)    ($73,002)
                                                  ================================================================================


Supplemental Condensed Consolidating Statements of Income and Retained Earnings (Deficit)
 (Unaudited)
 (In thousands)                                                For the Nine Month Period Ended September 30, 1996
                                                  --------------------------------------------------------------------------------
                                                                                             Sun Gro
                                                     Hines                      Sun Gro       Canada
                                                    Holdings     Hines           U.S.       (Subsidiary
                                                   (Parent    Horticulture    (Subsidiary      Non-                   Consolidated
                                                   Guarantor)   (Issuer)       Guarantor)    Guarantor)  Eliminations     Total
                                                  --------------------------------------------------------------------------------
SALES, NET                                          $   --         $84,414       $47,390      $16,412       ($9,804)    $138,412
COST OF GOODS SOLD                                                  41,983        24,822       10,953        (9,804)      67,954
                                                  --------------------------------------------------------------------------------
   Gross Profit                                         --          42,431        22,568        5,459           --        70,458
OPERATING EXPENSES                                      --          21,893        20,480        5,265           --        47,637
                                                  --------------------------------------------------------------------------------
   Operating income                                     --          20,538         2,088          194           --        22,821
                                                  --------------------------------------------------------------------------------
OTHER EXPENSES:
   Interest                                             --          13,731           361          904           --        14,996
   Interest - intercompany                              --            (489)          405           84           --           --
   Other, net                                         (4,233)          325           818          222         3,566          698
                                                  --------------------------------------------------------------------------------
                                                      (4,233)       13,567         1,584        1,210         3,566       15,694
                                                  --------------------------------------------------------------------------------

Income (loss) before provision for income taxes        4,233         6,971           504       (1,016)       (3,566)       7,127
PROVISION FOR (RECOVERY) OF INCOME TAXES                --           2,739           353         (198)          --         2,894
                                                  --------------------------------------------------------------------------------

NET INCOME (LOSS)                                      4,233         4,233           151         (818)       (3,566)       4,233
Retained earnings (deficit), beginning of period     (76,338)        8,494        12,931        6,818       (28,243)     (76,338)
Repurchase and retirement of stock                      (281)          --         (4,342)         --          4,342         (281)
                                                  --------------------------------------------------------------------------------
Retained earnings (deficit), end of period          ($72,386)      $12,727        $8,740       $6,000      ($27,467)    ($72,386)
                                                  ================================================================================


                                                                  For the Three Month Period Ended September 30, 1996
                                                  --------------------------------------------------------------------------------
                                                                                             Sun Gro
                                                     Hines                      Sun Gro       Canada
                                                    Holdings     Hines           U.S.       (Subsidiary
                                                   (Parent    Horticulture    (Subsidiary      Non-                   Consolidated
                                                   Guarantor)   (Issuer)       Guarantor)    Guarantor)  Eliminations     Total
                                                  --------------------------------------------------------------------------------
SALES, NET                                          $   --         $12,861       $13,501      $ 4,823       ($3,100)     $28,085
COST OF GOODS SOLD                                      --           6,781         6,958        3,304        (3,100)      13,943
                                                  --------------------------------------------------------------------------------
   Gross Profit                                         --           6,080         6,543        1,519           --        14,142
OPERATING EXPENSES                                      --           5,244         6,541        1,622           --        13,407
                                                  --------------------------------------------------------------------------------
   Operating income (loss)                              --             836             2         (103)          --           735
                                                  --------------------------------------------------------------------------------
OTHER EXPENSES:
   Interest                                             --           4,424           113          181           --         4,718
   Interest - intercompany                              --            (190)          149           41           --           --
   Other, net                                          2,666           681           331           77       (3,512)          242
                                                  --------------------------------------------------------------------------------
                                                       2,666         4,915           592          299       (3,512)        4,960
                                                  --------------------------------------------------------------------------------

Income (loss) before recovery of income taxes         (2,666)       (4,079)         (590)        (402)       3,512        (4,225)
RECOVERY OF INCOME TAXES                                 --         (1,414)          (74)         (71)         --         (1,559)
                                                  --------------------------------------------------------------------------------
NET INCOME (LOSS)                                     (2,666)       (2,665)         (516)        (331)       3,512        (2,666)
Retained earnings (deficit), beginning of period     (69,807)       15,392        12,340        6,331      (34,063)      (69,807)
Repurchase and retirement of stock                        87           --         (3,084)                    3,084            87
                                                  --------------------------------------------------------------------------------
Retained earnings (deficit), end of period          ($72,386)      $12,727        $8,740       $6,000     ($27,467)     ($72,386)
                                                  ================================================================================
                                                                11


Supplemental Condensed Consolidating Statements of Cash Flow
  (Unaudited)                                                  For the Nine Month Period Ended September 30, 1995
                                                 -----------------------------------------------------------------------------
  (In thousands)                                                                       Sun Gro
                                                   Hines                  Sun Gro       Canada
                                                 Holdings      Hines        U.S.      (Subsidiary
                                                  (Parent   Horticulture (Subsidiary     Non-                     Consolidated
                                                 Guarantor)   (Issuer)    Guarantor)   Guarantor)   Eliminations      Total
                                                 -----------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITY    $  4,000    $  16,876     ($7,571)   $  4,450         ($3,575)       $ 14,180
                                                 -----------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                        -            (1,978)       (783)     (1,933)         -               (4,694)
   Repayments from affiliates                      -            -              610       -                (610)         -
   Acquisitions, net of cash acquired              -            (3,498)     -            -              -               (3,498)
                                                 -----------------------------------------------------------------------------
       Net cash used in investing activities       -            (5,476)       (173)     (1,933)         -               (8,192)
                                                 -----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from  (repayments on) revolving line
     of credit                                     -           (12,670)     (1,141)      -              -              (13,811)
  Proceeds from the issuance of long-term debt     -           120,000      -           15,000          -              135,000
  Repayments of long-term debt                     -           (31,390)     -          (17,191)          4,450         (44,131)
  Deferred financing costs                         -            (3,435)     -           (1,587)                         (5,022)
  Repurchase and retirement of stock              (91,366)      -           -            -              -              (91,366)
  Issuance of preferred and common stock           11,673       -           -            -              -               11,673
  Intercompany                                     75,693      (83,943)      7,114       1,401            (265)         -
  Other                                            -            -              346      (1,264)         -                 (918)
                                                 -----------------------------------------------------------------------------
       Net cash provided by (used in) financing
          activities                               (4,000)     (11,438)      6,319      (3,641)          4,185          (8,575)
                                                 -----------------------------------------------------------------------------

NET DECREASE IN CASH                               -               (38)     (1,425)     (1,124)         -               (2,587)
CASH, beginning of period                          -               101       1,425       1,124          -                2,650
                                                 -----------------------------------------------------------------------------
CASH, end of period                              $ -         $      63   $  -         $  -            $ -            $      63
                                                 =============================================================================


                                                               For the Nine Month Period Ended September 30, 1996
                                                 -----------------------------------------------------------------------------
                                                                                        Sun Gro
                                                   Hines                   Sun Gro       Canada
                                                  Holdings     Hines         U.S.     (Subsidiary
                                                  (Parent   Horticulture (Subsidiary     Non-                     Consolidated
                                                 Guarantor)   (Issuer)     Guarantor)  Guarantor)   Eliminations     Total
                                                 -----------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     ($597)   $   8,574   $   1,208    $  2,595        $ -            $  11,780
                                                 -----------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets, net of sales proceeds   -           (3,743)     (1,200)     (1,288)         -               (6,231)
  Acquisitions, net of cash acquired                -          (10,301)     -           -               -              (10,301)
                                                 -----------------------------------------------------------------------------
  Net cash used in investing activities             -          (14,044)     (1,200)     (1,288)         -              (16,532)
                                                 -----------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit            -           95,883      51,311      -               -              147,194
  Repayments on revolving line of credit            -          (92,539)    (47,359)     -               -             (139,898)
  Intercompany advances (repayments)                  212         (820)        418         190          -               -
  Repayments of long-term debt                      -           (1,546)     -           (1,375)         -               (2,921)
  Deferred financing costs                          -              (31)     -             (122)         -                 (153)
  Dividends received (paid)                         -            4,342      (4,342)     -               -               -
  Issuance of preferred and common stock              666       -           -           -               -                  666
  Repurchase and retirement of stock                 (281)      -           -           -               -                 (281)
  Other                                             -           -              (36)     -               -                  (36)
                                                 -----------------------------------------------------------------------------
       Net cash provided by (used in) financing
         activities                                   597        5,289          (8)     (1,307)         -                4,571
                                                 -----------------------------------------------------------------------------

NET DECREASE IN CASH                                -             (181)     -           -               -                 (181)
CASH, beginning of period                           -              181      -           -               -                  181
                                                 -----------------------------------------------------------------------------
CASH, end of period                              $  -        $  -        $  -         $ -             $ -            $  -
                                                 =============================================================================

                             HINES HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The discussion in this document contains trend analysis and other forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results could differ materially from those projected in the forward looking statements throughout this document.

RESULTS OF OPERATIONS

     THREE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1995.

     Net Sales. Net sales of $28.1 million for the three months ended September 30, 1996 increased $2.4 million, or 9.3%, from net sales of $25.7 million for the comparable period in 1995. Net sales of the Company's nursery products remained virtually unchanged from the comparable three month period. Net sales of the Company's peat moss and peat-based products increased 18.5% from the comparable three month period. This increase was primarily due to increased sales volumes but partially offset by lower prices. These peat moss sale prices declines were primarily due to the continued effect of the unusually favorable peat moss harvest in Eastern Canada in 1995, which created an excess supply of peat moss in the Company's eastern markets. The Company believes that these lower peat moss prices are likely to continue throughout 1996 and will continue to adversely affect gross profit margins in the Company's peat moss business.

     Gross Profit. Gross profit of $14.1 million (50.4.% of net sales) for the three months ended September 30, 1996 increased $0.1 million, or 1.0%, from gross profit of $14.0 million (54.5% of net sales) for the comparable period in 1995. The margin decrease was attributable to the Company's peat and peat-based products due to (i) lower sales prices resulting from the excess supply of peat moss, and (ii) higher production costs due to differences in product mix.

     Operating Expenses. Operating expenses of $13.4 million (47.7% of net sales) for the three months ended September 30, 1996 increased $1.2 million, or 9.8%, from $12.2 million (47.5% of net sales) for the comparable period in 1995. The increase was primarily attributable to increased distribution expenses for the Company's peat and peat-based products as a result of higher sales volumes.

     Operating Income. Operating income of $0.7 million for the three months ended September 30, 1996 decreased $1.1 million, from $1.8 million for the comparable period in 1995, due to the reasons described above.

     Interest Expense. Interest expense of $4.7 million for the three months ended September 30, 1996 increased $0.5 million from $4.2 million for the comparable period in 1995. The increase was attributable to the issuance of $120 million of Senior Subordinated Notes on October 19, 1995 which replaced the $110 million senior subordinated credit facility which was put in place August 4, 1995.


     Loss before minority interest and loss from discontinued operations. The loss before minority interest and loss from discontinued operations of $2.7 million for the three months ended September 30, 1996 decreased by $0.8 million from a loss of $3.5 million for the comparable period in 1995. This decrease was due to the reasons described above.

NINE MONTHS ENDED SEPTEMBER 30, 1996 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1995.

     Net Sales. Net sales of $138.4 million for the nine months ended September 30, 1996 increased $7.1 million, or 5.4%, from net sales of $131.3 million for the comparable period in 1995. Net sales of the Company's nursery products increased 5.9%, reflecting both increased sales volumes and prices. Net sales of the Company's peat moss and peat-based products increased 4.6%, reflecting increased sales volumes but partially offset by lower prices. These peat moss sale prices declines were primarily due to the continued effect of the unusually favorable peat moss harvest in Eastern Canada in 1995, which created an excess supply of peat moss in the Company's eastern markets. The Company believes that these lower peat moss prices are likely to continue throughout 1996 and will continue to adversely affect gross profit margins in the Company's peat moss business.

     Gross Profit. Gross profit of $70.5 million (50.9% of net sales) for the nine months ended September 30, 1996 decreased $0.9 million, or 1.3%, from gross profit of $71.4 million (54.3% of net sales) for the comparable period in 1995. The decrease was primarily attributable to the Company's peat and peat-based products due to (i) lower sales prices resulting from the excess supply of peat moss, and (ii) higher production costs due to differences in product mix.

     Operating Expenses. Operating expenses of $47.6 million (34.4% of net sales) for the nine months ended September 30, 1996 increased $2.5 million, or 5.5%, from $45.1 million (34.4% of net sales) for the comparable period in 1995. The increase was attributable to the Company's higher variable selling and distribution expenses incurred as a result of higher overall sales volumes and general cost increases.

     Operating Income. Operating income of $22.8 million for the nine months ended September 30, 1996 decreased $3.4 million, or 13.0%, from $26.2 million for the comparable period in 1995, due to the reasons described above.

     Interest Expense. Interest expense of $15.0 million for the nine months ended September 30, 1996 increased $6.0 million from $9.0 million for the comparable period in 1995. The increase was attributable to the issuance of $120 million of Senior Subordinated Notes on October 19, 1995 which replaced the $110 million senior subordinated credit facility.

     Income (loss) before minority interest and income from discontinued operations. The income before minority interest and income from discontinued operations of $4.2 million for the nine months ended September 30, 1996 decreased by $4.0 million from income of $8.2 million for the comparable period in 1995. This decrease was attributable to the decrease in operating income and the increase in interest expense due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the highly seasonal nature of the Company's nursery products operations, the Company has historically satisfied its working capital requirements through revolving credit facilities and operating cash flow. The Company maintains a $50.0 million revolving credit facility pursuant to a Credit Agreement dated as of August 4, 1995 by and among Hines Horticulture, Sun Gro-U.S. and Sun Gro-Canada, as borrowers, the lenders listed therein and BT Commercial Corporation, as agent (the "Bank Credit Agreement"). The revolving credit facility is subject to a borrowing base tied to accounts receivable and inventory and expires on December 31, 2000. The revolving credit facility and all other obligations under the Bank Credit Agreement are secured by substantially all of the assets and common stock of Hines Horticulture and Sun Gro-U.S. as well as a pledge of 66% of the common stock of Sun Gro-Canada. Proceeds from the revolving credit facility can be distributed to any of the Company's subsidiaries, including Sun Gro-Canada. The Company typically draws under its revolving credit facility in its first and fourth fiscal quarters to fund its nursery products inventory buildup and continuing operating expenses. Approximately 75% of Hines' sales occur in the first half of the year, which allows the Company to reduce the revolving credit facility after the first quarter. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups expected in the Company's third and fourth fiscal quarters. The Company drew down $10 million on its revolving credit facility on August 30, 1996 to finance the acquisition of substantially all of the assets of Iverson Perennial Gardens, Inc., located in Trenton, South Carolina. The Company had $27.8 million of unused borrowing capacity under its revolving credit facility on October 31, 1996.

     The Company's capital expenditures totaled $6.2 million for the nine month period ended September 30, 1996. These capital expenditures consisted primarily of vehicle, machinery and equipment purchases and other nursery related structures and capital expenditures related to preparing peat bogs for harvest. They also included the purchase of a 185 acre parcel of land in which the Company intends to develop within its nursery products operations. The Company's capital expenditures for 1996 are expected to be approximately $10.0 million.

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



                          PART II.  OTHER INFORMATION


ITEM 5.   OTHER INFORMATION.

     On August 30, 1996, the Company acquired substantially all of the assets used in the wholesale nursery business of Iverson Perennial Gardens, Inc., located in Trenton, South Carolina, for $10 million plus the assumption of certain liabilities. The nursery currently operates on 110 acres of land and owns an additional 415 acres of land, over 300 acres of which the Company believes it will be able to place into production with minimal capital expenditures.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

          27.1  Financial Data Schedule
          4.1 Third Amendment to Credit Agreement dated March 15, 1996
          4.2 Fourth Amendment to Credit Agreement dated August 28, 1996

(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed by the Registrant during the period covered by this Report.

     On November 1, 1996, subsequent to the period covered by this Report, the Registrant filed a Current Report on Form 8-K dated October 28, 1996 stating that effective October 28, 1996, Hines Holdings, Inc. had engaged the independent accounting firm of Price Waterhouse

     LLP (Price Waterhouse) to serve as its independent auditors. Price Waterhouse had served as the independent auditors of Sun Gro Horticulture Inc. and Sun Gro Horticulture Canada Ltd. since July 1993. Price Waterhouse replaced Arthur Andersen L.L.P., which had served as the independent auditors of Hines Holdings, Inc. and Hines Horticulture, Inc. since July 1990. There were no material disagreements with Arthur Andersen with respect to the Company's accounting policies.



Items 1, 2, 3, and 4 are not applicable.

                                   SIGNATURE



     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.



                                       HINES HOLDINGS, INC.
                                       (REGISTRANT)


                                            /s/ Claudia Pieropan
                                       By:  _______________________________
                                            Claudia M. Pieropan
                                            Chief Financial Officer
                                            (Duly authorized officer and
                                            principal financial officer)



Date:  November 13, 1996