Form 10-K405
period 1996-12-31
HINES HOLDINGS INC
filed 1997-03-31
CIK 1003619

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
(Mark One)
  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the fiscal year ended December 31, 1996

  [ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the transition period from                to

                        Commission file number: 33-99452

                              Hines Holdings, Inc.
             (Exact Name of Registrant as Specified in its Charter)

           Nevada                                                 52-1720681
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               12621 Jeffrey Road
                            Irvine, California 92720
                    (Address of principal executive offices)

      Registrant's telephone number, including area code: (714) 559-4444

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 1, 1997, there were 10,226,184 shares of Common Stock of Hines Holdings, Inc., par value $.01 per share, outstanding and 20,498,816 shares of 12% Cumulative Redeemable Junior Preferred Stock of Hines Holdings, Inc., par value $.01 per share, outstanding. As of such date, none of such shares were held by persons other than affiliates and employees of the registrant, and there was no public market for such shares.

ITEM 1.  BUSINESS

Introduction

     Hines Holdings, Inc. ("Holdings" or the "Company") is a leading producer and distributor of a wide variety of horticultural products. Holdings is a holding company that conducts its business through two operating divisions: its nursery division, Hines Nurseries ("Hines"), which conducts its operations through the Company's wholly-owned subsidiary, Hines Horticulture, Inc. ("Hines Horticulture"), and its peat moss division, which conducts its operations through Sun Gro Horticulture, Inc. ("Sun Gro-U.S."), a wholly-owned subsidiary of Hines Horticulture, and Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada" and together with Sun-Gro U.S., "Sun Gro"), a wholly-owned subsidiary of Sun Gro-U.S. Hines is the largest commercial nursery operation in North America, producing one of the broadest assortments of ornamental container-grown plants in the market. Hines has the leading share in the highly fragmented North American nursery products market. Sun Gro is the largest North American producer of sphagnum peat moss and peat-based potting and growing mixes. The Company distinguishes itself from its competitors based on its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

History

     Hines was founded in 1920 by James W. Hines, Sr. in San Gabriel, California. Hines was a family owned business until its acquisition by the Weyerhaeuser Company in 1976. Holdings was incorporated in Nevada in June 1990 by a private investment group and certain members of management of Hines to acquire the assets of Hines' business from Weyerhaeuser. In June 1993, the Company and certain members of management of Sun Gro acquired Sun Gro-U.S. and its subsidiaries from Fisons plc in order to diversify the Company's operations and expand its share of the market for horticultural products.

     In January 1995, Hines completed the acquisition of the assets of Oregon Garden Products ("OGP"), including a nursery in Hillsboro, Oregon which was subsequently moved to Forest Grove, Oregon. The total purchase price for OGP (including the real property acquired by an affiliated entity) was $17.6 million, including a cash investment of $3.5 million, the repayment of certain long-term debt and the assumption of certain specified liabilities. The OGP acquisition broadened Hines' product mix and, as a result of the Oregon nursery's undeveloped acreage, has provided Hines with significant opportunities for expansion.

     On August 4, 1995, Madison Dearborn Capital Partners, L.P., a private venture capital firm ("MDCP"), together with certain members of management who were minority stockholders of Hines Horticulture and its subsidiaries, acquired the Company in a private transaction.

     On August 30, 1996, Hines Horticulture acquired substantially all of the assets of Iverson Perennial Gardens, Inc. ("Iverson") for a total consideration of $10.3 million in cash plus the assumption of certain liabilities. Iverson, based in Trenton, South Carolina is a producer of high quality perennial flowers and plants which are sold to home centers, mass merchandisers and other retail customers primarily located in the Southeast, East and Midwestern regions of the United States. The Company believes the Iverson acquisition was attractive because Iverson provides Hines with increased market presence in the eastern and southeastern United States, increased penetration into the perennial plant market and expansion capacity at the South Carolina nursery location.

     On November 27, 1996, Hines Horticulture acquired all of the outstanding shares of Flynn Nurseries, Inc. ("Flynn") for approximately $11.7 million in cash. Flynn, located in Fallbrook, California, north of San Diego, produces ornamental container-grown plants, flowering plants and perennials which are sold to various retail customers throughout the United States. The Company believes that the Flynn acquisition was attractive because of the proximity of its location to Hines' Irvine, California nursery operations and the significant customer and product overlap between Flynn and the Company. Management believes this overlap will result in significant cost and market synergies as Flynn is integrated into the business of Hines.

Business Overview

     Hines produces approximately 4,000 varieties of ornamental container-grown plants at six nursery facilities located in Southern California, Northern California, Texas, Oregon and South Carolina. Most of these varieties fall into the following categories: broadleafs, flowering color plants, conifers and specialty plants. Hines sells to over 1,700 retail and commercial customers, representing over 6,000 outlets throughout the United States and Canada. Hines' retail customers include home centers such as Home Depot and Lowe's, mass merchandisers such as Wal-Mart, Target and Kmart, garden center chains such as Frank's Nursery and Crafts and Pike's Family Nursery, and numerous independent garden centers. In 1996, Hines generated approximately 84% of its revenue from sales of products to retail merchandisers. The remaining 16% was generated from commercial customers such as rewholesalers and professional landscapers. Most of Hines' products are sold under the Hines Nurseries(TM) tradename. Hines generated approximately 56.1% of the Company's consolidated revenue in 1996 and approximately 55.6% of the Company's consolidated revenue in 1995.

     Hines' business strategy is to increase its penetration of sales to the rapidly growing home center chains as well as the lawn and garden departments of mass merchandisers and independent garden center chains. Hines intends to continue to offer an ever increasing variety of high quality plants to its customers coupled with improved merchandising and sales support. Hines intends to expand its already strong position in value-added flowering color plants and specialty products. In order to satisfy the increasing demand from its key customers, Hines intends to invest in capital projects which will increase the production capacity of its existing nursery sites. Also, when appropriate and when permissible under the terms of its senior and subordinated debt, Hines will pursue selective acquisitions which provide the Company with the opportunity to broaden or complement its product lines or economically expand production capacity.

     Sun Gro produces high quality, sphagnum peat moss and value-added peat-based potting and growing mixes. Sun Gro harvests peat moss from over 27,000 acres of peat bogs located in western, central and eastern Canada, and produces its peat moss and peat-based mixes in seven facilities strategically located across Canada and the United States. Sphagnum peat moss, a naturally regenerating organic material, is considered the highest quality growing medium available due to its excellent water retention and aeration characteristics. In 1996, Sun Gro generated approximately 76% of its sales from the professional market, which includes greenhouse growers, nursery growers and golf course developers. The remaining 24% was generated from the retail market through sales to customers similar to those of Hines. Sun Gro generated approximately 43.9% of the Company's consolidated revenue in 1996 and approximately 44.4% of the Company's consolidated revenue in 1995. Sun Gro's products are sold under the Sunshine(TM), Parkland(TM) and Fairway(TM) tradenames.

     Key to Sun Gro's operating strategy will be a focus on internal efficiency improvements such as improving production costs and transportation and logistics costs. Sun Gro's business strategy is to improve its operating performance by focusing on providing high quality products and services primarily to its commercial customers. Sun Gro intends to supplement its existing product lines through the introduction of new peat-based mixes utilizing other high quality growing media substances. Sun Gro will also attempt to improve its market penetration among retail customers by introducing several new and improved retail growing media products.

Hines Nursery Business

     Hines produces approximately 4,000 varieties of ornamental container-grown plants, most of which are sold under its Hines Nurseries(TM) tradename. Most of Hines' varieties fall into the following categories:

     .  Broadleafs, including varieties such as azaleas, hibiscus and camellias;

     . Flowering color plants, including annual varieties such as marigolds, daisies and petunias, and perennial varieties (which reflower annually) such as daylilies and carnations;

     .  Conifers, including varieties such as pine, cypress and junipers; and

     . Specialty plants, including varieties which include plants that are packaged in unique containers or grown in unusual shapes or forms, such as topiary or dwarf plants.

        Since 1991, Hines has added numerous plant varieties to its product line. Recently, Hines has aggressively expanded its offerings of flowering color plants. Hines has also pioneered the development of patio-ready products, which it markets under the names of Patio Tropics(TM) and Festival Pots. These products generally command premium prices and improve profit margins. The Company anticipates that sales of these products will continue to grow over the next several years.

     Hines sells its products to over 1,700 retail and commercial customers representing over 6,000 outlets throughout the United States and Canada. Hines' retail customers include home centers such as Home Depot and Lowe's, mass merchandisers such as Wal-Mart, Target and Kmart, garden center chains such as Frank's Nursery and Crafts and Pike's Family Nursery, and numerous independent garden centers. The following table sets forth the estimated percentage of Hines' net sales by customer type for the period indicated:

            Customer Type              1996   1995   1994
            -------------              ----   ----   ----
Home centers and mass merchandisers..    52%    48%    43%
Independent garden centers...........    21     22     25
Garden center chains.................    11     12     14
Rewholesalers........................    13     14     14
Landscapers and Other................     3      4      4
                                       ----   ----   ----
         Total.......................   100%   100%   100%
                                       ====   ====   ====

     The Company believes sales to home centers and mass merchandisers have increased significantly during the past several years as a result of the rapid growth of this channel of distribution. Management believes the Company enjoys competitive advantages in selling into this channel due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding and full electronic data interchange and technical support. Management expects to participate in the overall growth in this channel to a greater extent than its competitors that do not offer such services. Hines' top ten customers accounted for approximately 48% of its net sales in 1996. No single customer accounted in 1996 for more than 15% of Hines' revenues or for more than 10% of the Company's consolidated revenues.

     Research and Development. Hines' product sourcing and development yields unique plant varieties, which are marketed under a tradename and patented whenever possible. The Company applies for patents on plant varieties that are significantly different from existing varieties. Differences among plant varieties may include coloration, size at maturity or hardiness in drought or cold conditions. These varieties command higher prices, provide higher unit margins and enhance the Company's reputation as a product innovator.

     Sales and Marketing. Each Hines nursery facility has a separate sales force, which includes a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. Hines employs 75 direct sales consultants and key account managers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

     Competition. Competition in the nursery products segment of the lawn and garden industry is based principally on breadth of product offering, consistency of product quality and availability, customer service and price. The nursery products segment is highly fragmented, comprised of approximately 30,000 primarily small and regionally based growers, with the top 100 growers accounting for approximately 22% of the industry volume in 1996. Management believes Hines is one of only two growers able to serve every major regional market in North America; its only national competitor being Monrovia Nursery Company. Hines competes in several markets with regional growers such as Oda Nurseries in California, Clinton Nurseries in the Northeast, Zelenka Nurseries in the Midwest, Wight Nurseries in the South and many other smaller regional and local growers. Hines' key competitive advantage is its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

Sun Gro Peat and Peat-Based Products Business

     Sun Gro sells peat moss under its Sunshine(TM), Parkland(TM) and Fairway(TM) tradenames in both the professional and retail markets in four different grades: fine, medium, coarse and super coarse. Medium grade is typically sold in the retail market, while the other grades are sold to professional growers.

     Sphagnum peat moss is regarded by both professional growers and experienced retail consumers as an optimal soil conditioner. Sphagnum peat moss is partially decomposed sphagnum moss, a plant whose unique cellular structure consists of large cavities that absorb air and water like a sponge. Because the right balance of air and water is essential for root development and plant growth, organic sphagnum peat moss is considered the highest quality growing medium available. No alternative soil conditioner of comparable quality and value currently exists. There are less expensive and lower quality products on the market that are used for similar purposes, such as top soil, manure, bark, mulch and composts made from yard and/or sewage wastes. However, these products do not contain the superior soil aeration and water retention characteristics of peat moss.

     Capitalizing on its leading position in the professional peat moss market, Sun Gro has become one of the leading North American suppliers of value-added, peat-based growing mixes used for specific professional applications such as seed germination, cutting propagation and container plant production. As a result of Sun Gro's success with this product line, higher margin professional growing mixes now constitute a greater percentage of Sun Gro's professional market sales than pure peat moss.

     Sun Gro potting mixes utilize the same blend of ingredients as its professional growing mixes, but are specifically targeted to home gardeners. By offering these mixes in attractive, conveniently sized packaging and highlighting formulations for specific plant varieties such as "tropicals," "cacti," "succulents" and "African violets," Sun Gro has effectively expanded its product offerings to the retail customer.

       Sun Gro distributes peat moss and peat-related products throughout the United States, Canada, Mexico and Japan and, to a lesser extent, to other countries in the Far East and South

America. Peat moss is sold to both the professional and retail markets, while growing mixes are sold to the professional market and potting mixes are sold exclusively to the retail market.

       Sun Gro's professional customers consist of greenhouse growers, growers of specialty crops such as mushrooms and seedlings for certain vegetables, and golf course developers. Sun Gro's retail customers are similar to Hines. The following table sets forth the estimated percentage of Sun Gro's net sales by customer type for the period indicated:

                 Customer Type                   1996   1995   1994
-----------------------------------------------  ----   ----   ----
Professional:
Greenhouse growers.............................    55%    54%    49%
 International/others..........................    10      8     11
 Vegetable farmers and golf course developers..    11     11     10
                                                  ---    ---    ---
      Total Professional.......................    76     73     70
                                                  ---    ---    ---
Retail:........................................
 Home centers and mass merchandisers...........    16     18     20
 Independent garden centers....................     5      6      6
 Garden center chains..........................     3      3      4
                                                  ---    ---    ---
      Total Retail.............................    24     27     30
                                                  ---    ---    ---
        Total Professional and Retail..........   100%   100%   100%
                                                  ===    ===    ===

          Sun Gro plans to increase sales of its professional products by further developing international markets such as Mexico, the Far East and Central and South America and continuing to improve the quality and breadth of its product line. Sun Gro seeks to increase its market share for retail products by expanding its presence in regions of the country not currently served, broadening its potting mix line and leveraging Hines' retail account relationships. As is the case with Hines, Sun Gro has the capacity and distribution network necessary to effectively service and distribute to national and large regional retail chains. Sun Gro's top ten customers accounted for approximately 30% of its net sales in 1996. No single Sun Gro customer accounted for more than 10% of the Company's consolidated revenues in 1996.

     Research and Development. Sun Gro operates a dedicated research facility which provides technical services to its professional customers. Professional customers use Sun Gro's technical services to improve their growing methods and the overall quality of their crops. This service enhances Sun Gro's reputation for technical expertise and builds strong customer loyalty, which management believes provides Sun Gro with a significant competitive advantage. The research facility also develops new products to complement its existing product lines. Recent product developments include specialty bark mixes and a professional growing mix formulated for specific applications.

     Sales and Marketing. Sun Gro sells its products on a direct basis and through a network of 200 distributors located throughout North America. Approximately 70% of Sun Gro's professional sales and 40% of its retail sales are conducted through this distributor network (which the Company believes is the largest network of its kind in the industry). Sun Gro's distributor network provides broad market coverage, reduces credit exposure and distributes products to smaller growers cost effectively. The remaining 30% of professional sales and 60% of retail sales are conducted on a direct basis by Sun Gro's 31 person salesforce. Sun Gro's salesforce is highly trained in the technical applications of its products.

     Competition. Competition in the peat moss and professional growing and potting mix segment of the lawn and garden industry is based principally upon product quality, distribution, service and price. Management believes Sun Gro's sales of peat moss account for approximately 28% of all such sales in North America. Sun Gro's principal competition comes from Premier Canadian Enterprises, Ltd., a Canadian producer of peat moss, and The O.M. Scott & Sons Company, which competes mostly in the retail growing mix and potting mix markets. Sun Gro's key competitive advantages are its control over high quality peat moss reserves, its strong relationships throughout its distributor network and its ability to provide significant technical support.

Financial Information on the Company's Foreign Operations

          See Note 19 to the Company's consolidated financial statements, which are included as a separate section of this Report beginning on page F-1.

Seasonality

     The Company's nursery business is highly seasonal in nature, with the strong retail demand for lawn and garden products typically occurring in the first half of the year. The Company's peat moss business is more heavily weighted towards the professional markets, which do not typically experience the large seasonal variances present in the retail market. The table below sets forth quarterly net sales, as a percentage of total year net sales, for the Company during the year ended December 31, 1996:

                          Percentage of Total
   Quarter                  Year Net Sales
   -------                --------------------

First Quarter                      24%
Second Quarter                     43
Third Quarter                      17
Fourth Quarter                     16
                                  ---
                                  100%
                                  ===

Patents and Trademarks

     The Company has built an excellent reputation in the horticulture industry and regards its service marks as a valuable asset. The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 22 patents with 3 patent applications pending.

Government Regulation

     The Company is subject to certain United States and Canadian federal, state, local and provincial health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its wastes. The Company's operations and activities, including but not limited to water runoff and the use of certain pesticides in its nursery operations, are regulated by the EPA and similar state and local agencies. With respect to its peat moss operations, the Company has various operating, monitoring and site maintenance obligations, which are prescribed by various Canadian and U.S. agencies. The Company does not anticipate that future expenditures for compliance with such environmental laws and regulations will have a material adverse effect on the Company. No assurances can be given, however, that such compliance, or compliance with other environmental laws and regulations that may be enacted in the future, will not have such an adverse effect.

     Hines obtains certain irrigation water supplied to local water districts by facilities owned and operated by the United States acting through the Department of Interior Bureau of Reclamation ("reclamation water"). The use and price of reclamation water, including availability of subsidized water rates, is governed by Federal reclamation laws and regulations. Hines utilizes reclamation water as one of the water supplies for its Northern California and Oregon facilities. While the Company believes it is in compliance with applicable regulations and it maintains a continuous compliance program, there can be no assurance that changes in law will not reduce availability or increase the price of reclamation water to the Company.

Employees

     As of December 31, 1996, the Company employed approximately 2,284 persons, including approximately 405 seasonal employees. Of this total, approximately 1,734 were employed by Hines, including approximately 175 seasonal employees (seasonal employment peaked at 692 in April), and approximately 550 were employed by Sun Gro, including approximately 230 seasonal employees (its peak seasonal employment). Approximately 420 of Sun Gro's employees were employed in Canada. All of Hines' employees are non-union. The non-management employees at Sun Gro's Canadian peat processing facilities, which vary seasonally in number from approximately 200 to 300, are represented by various labor unions, with collective bargaining agreements in effect for all such facilities. Sun Gro's agreement with the United Food and Commercial Workers Union, which covers 137 employees at its Manitoba facility, expires in May 1999. Its agreements with the

Brotherhood of Carpenters and Joiners of America, which cover 79 employees at Sun Gro's Lameque, New Brunswick facility and 61 employees at its Maisonette, New Brunswick facility, expire in December 2000 and August 1998, respectively. The Company's management believes its labor relations are good.


ITEM 2.  PROPERTIES.

     The Company owns approximately 2,611 acres related to its nursery facilities and approximately 1,100 acres of harvestable peat bogs in Canada. In addition, the Company leases approximately 876 acres related to its nursery facilities and approximately 26,200 acres of harvestable peat bogs in Canada from provincial governments and various private parties. Sun Gro has approximately 50 such leases, which have an average term of ten years. Sun Gro has historically been able to renew its leases upon expiration. However, no assurance can be given that Sun Gro will be able to do so in the future. The Company's management believes that its owned and leased facilities are sufficient to meet its operating requirements for the foreseeable future.

     The Company's facilities are identified in the table below:


           LOCATION                               DESCRIPTION                         STATUS
           --------                               -----------                         ------
HINES
Irvine, California.....................  453 acre nursery and headquarters                Leased
Fallbrook, California..................  263 acre nursery                                 Leased
Lake Elsinore, California..............  85 acres of undeveloped land                     Leased
Northern California(a).................  446 acre nursery                                 Owned
Forest Grove, Oregon...................  1,205 acre nursery                               Owned/leased(b)
Fulshear, Texas........................  450 acre nursery                                 Owned
Trenton, South Carolina................  585 acre nursery                                 Owned/leased(c)

SUN GRO
Seba Beach, Alberta....................  53,000 square foot processing and mixing         Owned/leased(d)
                                         facility and 3,982 acres of peat bogs
Elma, Manitoba.........................  73,700 square foot processing and mixing         Owned/leased(d)
                                         facility and 16,977 acres of peat bogs
Julius, Manitoba.......................  39,000 square foot processing facility and       Owned/leased(d)
                                         1,801 acres of peat bogs
Lameque, New Brunswick.................  50,400 square foot processing and mixing         Owned/leased(d)
                                         facility and 3,571 acres of peat bogs
Maisonnette, New Brunswick.............  47,900 square foot processing facility and
                                         1,000 acres of peat bogs                         Owned/leased(d)

Quincy, Michigan.......................  83,700 square foot mixing facility               Owned
Terrell, Texas.........................  55,800 square foot mixing facility               Owned
Surrey, British Columbia...............  30,000 square foot depot/storage yard            Leased
Niagara Falls, Ontario.................  8,000 square foot depot/storage yard             Owned

<CAPTON>
                                                                                         <L>
Montreal, Quebec.......................  33,000 square foot depot/storage yard            Owned
Bellevue, Washington...................  13,000 square foot office (headquarters)         Leased
Warwick, New York......................  15,000 square foot office (research facility)    Leased

(a) The Northern California nursery consists of sites in Vacaville and Allendale, California.
(b)  The Company owns 1,190 acres and leases 15 acres.
(c)  The Company owns 525 acres and leases 60 acres.
(d) These peat processing facilities are owned by the Company but are situated on land owned and leased to the Company under long-term contracts with the provincial governments and various private parties. The Company leases all but 1,100 acres in the aggregate of these peat bogs.

ITEM 3.  LEGAL PROCEEDINGS.

     From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. Management believes that none of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS.

     No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

       There is currently no established public trading market for the Common Stock of Holdings. As of March 1, 1997, there were 47 holders of Common Stock. Holdings has not paid any dividends on shares of its Common Stock. The payment of dividends is restricted under the terms of the Company's senior credit agreement and subordinated note indenture.

RECENT SALES OF UNREGISTERED SECURITIES

       On May 24, 1996, in a private placement transaction exempt from registration under Section 4(2) of the Securities Act, Holdings sold, for an aggregate consideration of $880,000, (i) 283,360 shares of its Common Stock and 596,640 shares of its 12% Cumulative Redeemable Junior Preferred Stock (the "Junior Preferred") to certain members of management at a price of $1.00 per share.

       On November 27, 1996, in a private placement transaction exempt from registration under Section 4(2) of the Securities Act, Holdings sold, for an aggregate consideration of $20,000,000, (i) 20,000 shares of its 12% Cumulative Redeemable Senior Preferred Stock (the "Senior Preferred") at a price of $958.50 per share and (ii) presently exercisable warrants to purchase 830,000 shares of Common Stock, with an exercise price of $.01 per share, at a price of $1.00 for each warrant to purchase one share of Common Stock.


ITEM 6.  SELECTED FINANCIAL  DATA.

       The following selected historical consolidated financial data for the years ended December 31, 1992 through December 31, 1995 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent accountants. The selected historical consolidated financial data for the year ended December 31, 1996 has been derived from the Company's consolidated financial statements, which have been audited by Price Waterhouse LLP, independent accountants, as indicated in their report included elsewhere herein. The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                             Hines Holdings, Inc.

                                                                   Year Ended December 31,
                                                 ---------------------------------------------------------
                                                      1992    1993(a)         1994   1995(b)       1996(c)
                                                                   (dollars in thousands)
                                                 ---------------------------------------------------------
INCOME STATEMENT DATA:
Net sales                                          $49,590   $ 85,006     $134,781   $156,909     $164,323
Cost of goods sold                                  24,898     40,457       60,827     72,245       80,812
                                                   -------   --------     --------   --------     --------
       Gross profit                                 24,692     44,549       73,954     84,664       83,511
Operating expenses:
  Selling and distribution expenses                  8,899     21,097       36,789     39,904       43,308
  General and administrative expenses                6,081      9,465       13,102     17,467       18,239
  Management fees to related parties(d)                419        617          919        789           --
  Other operating expenses (income)(e)                (897)       273         (536)       232         (790)
  Unusual expenses(f)                                   --         --           --         --          830
                                                   -------   --------     --------   --------     --------
Total operating expenses                            14,502     31,452       50,274     58,392       61,587
                                                   -------   --------     --------   --------     --------
       Operating income                             10,190     13,097       23,680     26,272       21,924
                                                   -------   --------     --------   --------     --------
Other expenses (income):
  Interest expense                                   3,677      6,014        7,555     13,274       20,140
  Amortization of deferred financing costs             403      1,079        1,069      4,557          940
  Other expenses (income)(g)                          (150)      (225)         798         --           --
                                                    -------   --------     --------   --------     --------
Total other expenses (income)                        3,930      6,868        9,422     17,831       21,080
                                                   -------   --------     --------   --------     --------
  Income before provision for income taxes           6,260      6,229       14,258      8,441          844
Provision for income taxes                           2,247      2,248        3,635      2,850          636
                                                   -------   --------     --------   --------     --------
  Income before loss (income) from discontinued      4,013      3,981       10,623      5,591          208
   operations
Loss (Income) from discontinued operations (h)          --          8          (26)    (3,307)          --
                                                   -------   --------     --------   --------     --------
  Income before extraordinary loss                   4,013      3,973       10,649      8,898          208
Extraordinary loss, net of taxes(i)                     --         --        2,487      2,513           --
                                                   -------   --------     --------   --------     --------
  Income before minority interest                    4,013      3,973        8,162      6,385          208
Minority interest in earnings of subsidiary            803      1,131        2,740      3,958           --
                                                   -------   --------     --------   --------     --------
       Net income                                  $ 3,210   $  2,842     $  5,422   $  2,427     $    208
                                                   =======   ========     ========   ========     ========
Net income (loss) from continuing operations
     per common share                                n/a        n/a          n/a     $   0.23     $  (0.35)
BALANCE SHEET DATA (AT END OF PERIOD):
Working capital                                    $29,334   $ 35,845     $ 26,132   $ 42,825     $ 29,561
Total assets                                        63,157    143,713      140,906    188,544      228,092
Long term debt                                      29,664     67,310       63,107    157,742      152,769
Redeemable preferred stock                              --         --           --     31,460       54,910
Shareholders' equity (deficit)                       9,493     12,508        9,930    (67,798)     (70,708)

OTHER DATA:
Capital expenditures                               $ 1,267   $  4,899     $  7,389   $  7,684     $  8,752
Cash dividends paid                                     --         --        8,000         --           --

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                            (DOLLARS IN THOUSANDS)


(a) The Company acquired Sun Gro on June 30, 1993. The financial results for the year ended December 31, 1993 include the operations of Sun Gro since the date of the acquisition.

(b) The Company acquired OGP on January 27, 1995. The financial results for the year ended December 31, 1995 include the operations of OGP since the date of the acquisition.

(c) The Company acquired Flynn and Iverson on November 27, 1996 and August 30, 1996 respectively. The financial results for the year ended December 31, 1996 include the operations of Flynn and Iverson since the date of their acquisition.

(d) Management fees to related parties represents amounts paid to affiliates of the former controlling shareholder under management agreements which were terminated upon consummation of the acquisition of the Company by MDCP and members of the Company's management.

(e) Other operating expenses (income) consist of amortization of goodwill and negative goodwill, the write-off costs relating to the evaluation of the acquisition of land which was not consummated, litigation settlement costs and foreign exchange (gains) and losses.

(f) Usual expenses consist of certain severance and other reorganization costs incurred in fiscal 1996.

(g) Other expenses (income include payments received (net of related expenses) relating to a road expansion project, the write-off of certain deferred financing costs and certain fire insurance proceeds.

(h) Loss (Income) from discontinued operations relates to the sale of Sun Gro's Green Cross business.

(i) Extraordinary loss, net of taxes includes the write-off of unamortized deferred financing costs and prepayment penalties relating to the early extinguishment of debt.

ITEM 7. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS.

     The discussion in this document contains trend analysis and other forward looking statements. Actual results could differ materially from those projected in the forward looking statements throughout this document.

RESULTS OF OPERATIONS

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995.

     Net Sales. The Company had consolidated net sales of $164.3 million for the fiscal year ended December 31, 1996. This represents an increase of $7.4 million, or 4.7%, from net sales of $156.9 million for the comparable period in 1995. Net sales of the Company's nursery products increased 5.7%, reflecting both increased sales volumes and prices. Sales in 1995 included approximately $1.6 million of brokered material at the Oregon nursery which were not repeated in 1996 as they were not profitable. Excluding these brokered sales, the increase in sales for the fiscal year ended December 31, 1996 for the Company's nursery products was 7.7% from the comparable period in 1995. The increased sales volumes resulted primarily from increasing sales to home centers and mass merchandisers as well as increased sales volumes of flowering color plants. Net sales of the Company's peat moss and peat-based products increased 3.4%, reflecting increased sales volumes primarily to the professional market. These increases were partially offset by lower peat prices which were more significant in the retail market. Peat moss sale price declines were primarily due to the continued effect of the unusually favorable peat moss harvest in Eastern Canada in 1995, which created an excess supply of peat moss in the Company's eastern markets. The Company believes that these lower peat moss prices are likely to continue throughout the first half of 1997 and will continue to adversely affect gross profit margins in the Company's peat moss business.

     Gross Profit. Gross profit of $83.5 million (50.8% of net sales) for the fiscal year ended December 31, 1996 decreased $1.2 million, or 1.4%, from gross profit of $84.7 million (54.0% of net sales) for the comparable period in 1995. The decrease was attributable to the Company's peat and peat-based products due to (i) lower sales prices resulting from the excess supply of peat moss, and
(ii) higher production costs due to lower production and harvest volumes and inefficiencies due to poor product mix. Gross margins on the Company's nursery products remained relatively unchanged from the comparable period in 1995.

     Operating Expenses. Operating expenses of $61.6 million (37.5% of net sales) for the fiscal year ended December 31, 1996 increased $3.2 million, or 5.5%, from $58.4 million (37.2% of net sales) for the comparable period in 1995. The increase was attributable to the Company's higher selling and distribution expenses incurred as a result of higher overall sales volumes and general cost increases. Included in operating expenses for the fiscal year ended December 31, 1996 is $0.8 million of non-recurring expenses representing severance and other reorganization costs incurred by the Company's Sun Gro business.

     Operating Income. Operating income of $21.9 million for the fiscal year ended December 31, 1996 decreased $4.4 million, or 16.7%, from $26.3 million for the comparable period in 1995. The decrease was attributable to the Company's peat and peat-based products due to the reasons described above. In addition, included in the 1996 operating income is $0.3 million of operating losses relating to the Iverson and Flynn operations since the date of their acquisition.

     Interest Expense. Interest expense of $20.1 million for the fiscal year ended December 31, 1996 increased $6.8 million from $13.3 million for the comparable period in 1995. The increase was attributable to the issuance of $120 million of Senior Subordinated Notes on October 19, 1995 which replaced the $110 million senior subordinated credit facility obtained in conjunction with the acquisition of the Company by MDCP on August 4, 1995.

     Income before income from discontinued operations, extraordinary loss and minority interest. The income before income from discontinued operations, extraordinary loss and minority interest of $0.2 million for the fiscal year ended December 31, 1996 decreased by $5.4 million from income of $5.6 million for the comparable period in 1995. This decrease was attributable to the decrease in operating income and the increase in interest expense due to the reasons described above.

FISCAL YEAR ENDED DECEMBER 31, 1995 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1994.

     Net Sales. Net sales of $156.9 million for the fiscal year ended December 31, 1995 increased $22.1 million, or 16.4%, from net sales of $134.8 million for the comparable period in 1994. The OGP acquisition in January 1995 accounted for $17.4 million of the increase. Excluding OGP, the Company generated net sales of $139.5 million for the fiscal year ended December 31, 1995 which represents an increase of $4.7 million, or 3.5%, from net sales of $134.8 million for the comparable period in 1994. Net sales of the Company's nursery products, excluding the OGP acquisition, increased 11%, reflecting both increased sales volumes and prices. Net sales of the Company's peat moss and peat-based products decreased 3%, primarily due to lower peat volumes into the retail market and lower peat prices due to the effect of the excess peat supply in the Company's eastern markets resulting from the unusually favorable peat moss harvest in Eastern Canada in 1995.

     Gross Profit. Gross profit of $84.7 million for the fiscal year ended December 31, 1995 increased $10.7 million, or 14.5%, from gross profit of $74.0 million for the comparable period in 1994. The OGP acquisition accounted for approximately $7 million of the increase. Excluding OGP, the Company's gross profit was $77.7 million (55.7% of net sales) which represents an increase of $3.7 million, or 5%, from gross profit of $74.0 million (54.9% of net sales) for the comparable period in 1994. The increase was primarily attributable to the higher average selling prices and unit sales volume increases for nursery products. These volume increases resulted in improved fixed production cost absorption which lowered the average unit cost for nursery products. Gross profit for peat and peat-based products decreased by $3.4 million due to the lower peat volumes and sales prices resulting from the excess peat supply.

     Operating Expenses. Operating expenses of $58.4 million for the fiscal year ended December 31, 1995 increased $8.1 million, or 16.1%, from $50.3 million for the comparable period in 1994. The OGP acquisition accounted for approximately $4.3 million of the increase. Excluding OGP, the Company's operating expenses were $54.1 million (38.8% of net sales) which represents an increase of $3.8 million, or 7.6%, from $50.3 million (37.3% of net sales) for the comparable period in 1994. The increase was attributable to the Company's higher selling and distribution expenses incurred as a result of higher overall sales volumes and general cost increases. Included in operating expenses is $1.0 million and $1.3 in fiscal 1995 and 1994, respectively, relating to payments made to affiliates of the former controlling shareholder.

     Operating Income. Operating income of $26.3 million for the fiscal year ended December 31, 1995 increased $2.6 million, or 11%, from $23.7 million for the comparable period in 1994. The OGP acquisition accounted for approximately $2.6 million of the increase. Excluding OGP, the Company's operating income was $23.7 million (17% of net sales) which represents no change from $23.7 million (17.6% of net sales) for the comparable period in 1994. This was primarily due to the lower sales volumes and prices of the peat and peat-based products as described above.

     Interest Expense. Interest expense of $13.3 million for the fiscal year ended December 31, 1995 increased $5.7 million from $7.6 million for the comparable period in 1994. The increase was attributable to the issuance of $120 million of Senior Subordinated Notes on October 19, 1995 which replaced the $110 million senior subordinated credit facility obtained in conjunction with the acquisition on August 4, 1995.

     Income before income from discontinued operations, extraordinary loss and minority interest. The income before income from discontinued operations, extraordinary loss and minority interest of $5.6 million for the fiscal year ended December 31, 1995 decreased by $5.0 million from income of $10.6 for the comparable period in 1994. This decrease was primarily attributable to the increase in interest expense due to the reasons described above.

LIQUIDITY AND CAPITAL RESOURCES

     As a result of the highly seasonal nature of the Company's nursery products operations, the Company has historically satisfied its working capital requirements through revolving credit facilities and operating cash flow. The Company maintains a $75 million revolving credit facility pursuant to a Credit Agreement dated as of August 4, 1995, as subsequently amended, by and among Hines Horticulture, Sun Gro-U.S. and Sun Gro-Canada, as borrowers, the lenders listed therein and BT Commercial Corporation, as agent (the "Bank Credit Agreement"). The revolving credit facility is subject to a borrowing base tied to accounts receivable and inventory and expires on December 31, 2000. The revolving credit facility and all other obligations under the Bank Credit Agreement are secured by substantially all of the assets and common stock of Hines Horticulture and Sun Gro-U.S. as well as a pledge of 66% of the common stock of Sun Gro-Canada. Proceeds from the revolving credit facility can be distributed to any of the Company's subsidiaries, including Sun Gro-Canada. The Company typically draws under its revolving credit facility in its first and fourth fiscal quarters to fund its nursery products inventory buildup and continuing operating expenses. Approximately 75% of Hines' sales occur in the first half of the year, which allows the Company to reduce the revolving credit facility after the first quarter. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups occurring in the third and fourth quarters. The Company amended the Bank Credit Agreement to increase the revolving credit facility from $50 million to $60 million on August 30, 1996 and intends to amend the Bank Credit Agreement to increase the revolving credit facility from $60 million to $75 million in March, 1997. The Company had $5.3 million of unused borrowing capacity under its revolving credit facility on March 21, 1997. The Company drew down $10 million on its revolving credit facility on August 30, 1996 to finance the acquisition of substantially all of the assets of Iverson Perennial Gardens, Inc., located in Trenton, South Carolina. On November 27, 1996, the Company acquired all of the outstanding shares of Flynn Nurseries, Inc. for approximately $11.7 million. In conjunction with these acquisitions and the nursery division's capital expansion projects, on November 27, 1996, the Company issued an additional $20 million of cumulative 12 percent Senior redeemable Preferred Stock with warrants to purchase 830,000 shares of the Company's common stock at an exercise price of $.01 per share.

     The debt service costs associated with the borrowings under the Bank Credit Agreement and the Senior Subordinated Notes significantly increased the Company's liquidity requirements. All borrowings under the Bank Credit Agreement, including term loans made to Hines Horticulture and Sun Gro-Canada in an initial aggregate principal amount of $25.0 million, will mature prior to the Senior Subordinated Notes. The Company's principal repayment schedule for the $25.0 million term loan under the Bank Credit Agreement is $3.0 million, $4.5 million, $5.0 million, $5.5 million and $6.5 million for the years 1996 through 2000, respectively. The Company expects that cash flow from operating activities together with borrowings available under the revolving credit facility will be sufficient to fund working capital needs, capital spending requirements and the debt service requirements of the Company's current capital structure for the foreseeable future.

     The Indenture pursuant to which the Notes were issued imposes a number of restrictions on the Company. The Indenture limits, among other things, the Company's ability to incur additional indebtedness, to make certain restricted payments, to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the Indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Bank Credit

Agreement causing all amounts owing under the Bank Credit Agreement to become immediately due and payable.

     The Company's capital expenditures totaled $8.8 million for the fiscal year ended December 31, 1996. These capital expenditures consisted primarily of vehicle, machinery and equipment purchases and other nursery related structures and capital expenditures related to preparing peat bogs for harvest. They also included the purchase of a 185 acre parcel of land which the Company intends to develop for its nursery products operations. The Company's capital expenditures for 1997 are expected to be approximately $16.3 million which will be used for the acquisition of the land currently being leased at the Fallbrook nursery location, capacity expansion at certain of the nursery operations and other maintenance type capital expenditures. These capital expenditures will be funded from operating cash flow and borrowings under the revolving credit facility.

EFFECTS OF INFLATION

     Management believes the Company's results of operations have not been materially impacted by inflation over the past three years.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information in response to this item is submitted as a separate section of this Report on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

     On October 28, 1996, Holdings dismissed Arthur Andersen LLP as its independent accountants. The reports of Arthur Andersen LLP on the consolidated financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. Holdings' Audit Committee and Board of Directors participated in and approved the decision to change independent accountants. In connection with its audits for the two most recent fiscal years and through October 28, 1996, there have been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years. During the two most recent fiscal years and through October 28, 1996, there have been no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). Holdings has requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agrees with the above statements. A copy of such letter, dated December 6, 1996, was filed as an exhibit to the Company's Form 8-K/A dated December 9, 1996, and is filed as
Exhibit 16.1 to this Form 10-K.

     Holdings engaged Price Waterhouse LLP as its new independent accountants as of October 28, 1996. During the two most recent fiscal years and through October 28, 1996, Holdings has not consulted with Price Waterhouse LLP on items which
(1) were or should have been subject to SAS 50 or (2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

          Set forth below is the name, age as of March 1, 1997, and a brief account of the business experience of each person who is a director and executive officer of Holdings. Such information is also provided with respect to each director and executive officer of Hines Horticulture and Sun Gro-U.S.


        NAME           AGE        POSITION
---------------------------------------------------------------------------------------------
Douglas D. Allen        54        Chairman of the Board of Hines Horticulture, Vice President
                                  and Director of Holdings and Director of Sun Gro-U.S.
Stephen P. Thigpen      41        President and Chief Executive Officer and Director of Hines
                                  Horticulture and Director of Holdings and Sun Gro-U.S.
Claudia M. Pieropan     41        Chief Financial Officer of Holdings, Hines Horticulture and
                                  Sun Gro-U.S.
Paul R. Wood            43        Chairman of the Board and President of Holdings, Director,
                                  Vice President and Assistant Secretary of Hines Horticulture
                                  and Director, Vice President and Assistant Secretary of Sun
                                  Gro-U.S.
Thomas R. Reusche       42        Director, Secretary and Treasurer of Holdings, Director, Vice
                                  President and Assistant Secretary of Hines Horticulture and
                                  Director, Vice President and Assistant Secretary of Sun Gro-U.S.
Gary J. Little          46        Director of Holdings, Hines Horticulture and Sun Gro-U.S.
David F. Mosher         41        Director of Holdings, Hines Horticulture and Sun Gro-U.S.

      The Board of Directors of each of Holdings, Hines Horticulture and Sun Gro-U.S. presently consists of seven directors with one vacancy. All directors hold their positions until the next annual meeting of shareholders and until their respective successors are elected. Executive officers are elected by and serve at the discretion of the Board of Directors. The directors of Holdings have been elected in accordance with the terms of the Stockholders Agreement. See Item 12, "Security Ownership of Certain Beneficial Owners and Management-- Stockholders Agreement."

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

     MR. ALLEN has served as Chairman of the Board of Hines Horticulture since September 1995 and as Vice President and a director of Holdings and as a director of Sun Gro-U.S. and Hines Horticulture since August 1995. Prior to that time, he served as President of Hines Horticulture from 1984 to August 1995. Previously, Mr. Allen held positions within Weyerhaeuser's Paper Division as a General Manager from 1975 to 1984 and as a Sales Manager from 1971 to 1975. He has been a director of Hines Horticulture since 1990. He received his undergraduate degree in business from Ball State University in 1964.

     MR. THIGPEN has served as President, Chief Executive Officer of Hines Horticulture since September 1995 and a director of Hines Horticulture, Holdings and Sun Gro-U.S. since August 1995. Before that, he served as General Manager of the Vacaville Nursery for Hines Horticulture from 1985 to August 1995 and as Technical Resource Manager for Hines Horticulture from 1984 to 1985. Previously Mr. Thigpen was Research and Development Program Manager with Weyerhaeuser's Nursery Products Division from 1982 to 1984. Mr. Thigpen received his BS in Plant & Soil Sciences from the University of Massachusetts in 1977. Mr. Thigpen also received a Ph.D. in Plant Physiology from the University of California at Davis in 1981.

     MS. PIEROPAN has served as Chief Financial Officer of Holdings, Hines Horticulture and Sun Gro-U.S. since January 1996, Vice President of Finance and Administration of Sun Gro-U.S. since October 1991 and Secretary and Treasurer of Sun Gro-U.S. since September 1995. Prior to that time, Ms. Pieropan spent 14 years with Price Waterhouse in Montreal, Toronto and Vancouver. Ms. Pieropan received a Bachelor of Commerce--Accounting & Marketing in 1977 and a Graduate Diploma in public accounting from McGill University, Montreal in 1979. She received a Chartered Accountant Designation in Canada in 1979 and her CPA in the state of Washington in 1994.

     MR. WOOD has served as director and President of Holdings, a director of Hines Horticulture and Vice President and a director of Sun Gro-U.S. since August 1995 and as Chairman of the Board of Holdings, Vice President and Assistant Secretary of Hines Horticulture and Assistant Secretary of Sun Gro-U.S. since September 1995. Since its formation in January 1993, Mr. Wood has served as a principal of MDCP and as Vice President of Madison Dearborn Partners, Inc. ("MDP"), its indirect general partner. Prior to that time, Mr. Wood served as Vice President of First Chicago Venture Capital, which comprised the private equity investment activities of First Chicago

Corporation, the holding company parent of First National Bank of Chicago. Mr. Wood serves on the board of directors of a number of private companies.

  MR. REUSCHE has served as Secretary and Treasurer and a director of Holdings, Assistant Secretary and a director of Hines Horticulture and Assistant Secretary and a director of Sun Gro-U.S. since August 1995 and Vice President of Hines Horticulture and Vice President of Sun Gro-U.S. since September 1995. Since its formation in January 1993, Mr. Reusche has served as a principal of MDCP and Vice President of MDP. Prior to that time, Mr. Reusche was a senior investment manager at First Chicago Venture Capital. Mr. Reusche serves on the board of directors of a number of private companies.

  MR. LITTLE has served as a director of Holdings, Hines Horticulture and Sun Gro-U.S. since August 1995. Since its formation in January 1993, Mr. Little has served as a principal of MDCP and as Vice President of Finance of MDP. Prior to that time, Mr. Little served as Vice President of Finance and Administration of First Chicago Venture Capital.

  MR. MOSHER has served as a director of Holdings, Hines Horticulture and Sun Gro-U.S. since August 1995. Since its formation in January 1993, Mr. Mosher has served as a principal of MDCP and as a Vice President of MDP. Prior to that time, he served as an investment manager of First Chicago Venture Capital.


ITEM 11.  EXECUTIVE COMPENSATION.

       The following table sets forth the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers as of December 31, 1996 (the "Named Executive Officers:") during the three years ended December 31, 1996:


                           SUMMARY COMPENSATION TABLE

                                                                                               ALL OTHER
                                                                      ANNUAL COMPENSATION     COMPENSATION (2)
                                                                     ---------------------   ------------------
NAME AND PRINCIPAL POSITION                                  YEAR     SALARY     BONUS (1)
---------------------------                                  ----     ------     ---------
Paul R. Wood                                                 1996          -             -                    -
  Chief Executive Officer of Holdings                        1995          -             -                    -
                                                             1994          -             -                    -

Douglas D. Allen                                             1996   $202,161             -              $ 5,631
  Vice President of Holdings                                 1995   $295,842      $361,920              $ 3,507
  Chairman of the Board of Hines Horticulture                1994   $253,762      $107,397              $ 4,175

Stephen R. Thigpen                                                      1996   $210,135  $ 13,904           $ 5,861
          President and Chief Executive Officer of Hines                1995   $181,221  $184,904           $ 2,108
          Horticulture                                                  1994   $128,147  $ 66,610           $ 2,231

Michael R. Crowe (3)                                                    1996   $209,496         -           $19,953
          President of Sun Gro-U.S. in 1996                             1995   $212,815  $ 81,938           $17,935
                                                                        1994   $186,445  $ 31,048           $23,636

Claudia M. Pieropan                                                     1996   $150,000         -           $13,563
          Chief Financial Officer of Holdings, Hines Horticulture       1995   $116,024  $ 31,907           $13,366
          and Sun Gro-U.S.                                              1994   $100,204  $ 11,754           $14,646

--------------

(1)  Represents annual incentive compensation paid during the calendar year.

(2) Represents (i) the dollar value of premiums paid by the Company with respect to health and term life insurance, (ii) the leased value of Company automobiles attributable to personal use by the Named Executive Officer,
     (iii) a one-time gain on the sale of a Company automobile purchased by Mr. Crowe from the Company upon lease expiration, and (iv) contributions on behalf of Mr. Crowe and Ms. Pieropan under Sun Gro-U.S.'s 401(k) Plan.

(3)  Mr. Crowe departed from the Company effective February 17, 1997.

PENSION PLAN

          The Company's defined benefit plan, the Sun Gro Horticulture Inc. U.S. Executive Supplemental Retirement Plan (the "Pension Plan"), covers only senior management of Sun Gro. The following table shows the estimated annual pension benefits payable to a covered participant upon normal retirement at age 65 under the Pension Plan based on the remuneration that is covered under the Pension Plan and years of service:

                              Pension Plan Table

   Annual
   ------
Remuneration                   Years Of Qualifying Service
------------          ------------------------------------------------
                         15        20        25        30        35
                      --------  --------  --------  --------  --------

$150,000              $ 40,871  $ 54,494  $ 68,118  $ 68,118  $ 68,118
 200,000                55,871    74,494    93,118    93,118    93,118
 250,000                70,871    94,494   118,118   118,118   118,118
 300,000                85,871   114,494   143,118   143,118   143,118
 400,000               115,871   154,494   193,118   193,118   193,118


          Of the Named Executive Officers, Mr. Crowe, who resigned as an officer and director of the Company and its subsidiaries effective February 17, 1997, is the only participant in the Pension Plan. Mr. Crowe had 11.5 years of credited service on December 31, 1996. Benefits under the Pension Plan are calculated based on 2% of the participants' final average salary multiplied by the years of qualifying service, up to a maximum of 50% of final average salary, reduced by certain specified offsets.

BONUS PLANS

       The Company has two bonus plans, the Hines Horticulture, Inc. Executive Variable Compensation Plan (the "Hines Bonus Plan") and the Sun Gro Horticulture Inc. Executive Bonus Plan (the "Sun Gro Bonus Plan"). Bonuses under these plans are designed to be a significant portion of the management team's compensation. The plans are directly tied to operating cash flows (defined as earnings before interest, taxes, depreciation and amortization and after maintenance capital expenditures and certain changes in working capital). The Hines Bonus Plan provides for a compensation pool equivalent to 6.7% of operating cash flows of Hines for each fiscal year. The Sun Gro Bonus Plan provides for a compensation pool equivalent to 4% of operating cash flows of Sun Gro for each fiscal year.

EMPLOYMENT AGREEMENTS

       The Company and each of Messrs. Allen, Thigpen and Crowe and Ms. Pieropan are parties to employment agreements (the "Employment Agreements"). The Employment Agreements provide that the executives shall devote full time (half time in the case of Mr. Allen) attention, skill and ability to discharge the duties assigned and to use their best efforts to promote and protect the interests of the Company. Except for the Employment Agreement with Mr. Allen which is terminable "at will" by Mr. Allen but not by the Company, the Employment Agreements are terminable by each of the respective parties thereto at any time, for any reason and with or without cause, upon 30 days' advance written notice. The Employment Agreements provide, among other things, for an annual base salary, an annual cash bonus in an amount determined by the Board of Directors and certain other benefits. If any such executive's employment is terminated for any reason, other than for cause, death or the executive's voluntary "at-will" termination, the executive will receive the following: (i) in the case of Mr. Allen, he will receive an amount equal to his annual base salary multiplied by 230%, plus a pro rata share of his bonus for the fiscal year in which such termination occurs, and (ii) in the case of each of Messrs. Thigpen and Crowe and Ms. Pieropan, the executive will receive an amount equal to their annual base salary multiplied by 200%, plus a pro rata share of their bonus for the fiscal year in which such termination occurs. On March 20, 1997, Sun Gro-U.S. paid Mr. Crowe $418,992 in connection with his departure from the Company.

COMPENSATION OF DIRECTORS

       During 1996, the directors received no compensation for serving as directors. However, all directors were reimbursed for all travel-related expenses incurred in connection with their activities as directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

       The Compensation Committee of the Board of Directors consists of Messrs. Wood, Reusche and Allen. Messrs. Wood and Reusche each serve as principals of MDCP and Vice Presidents of MDP. MDCP holds, of record, and beneficially in excess of 5% of each class of the Company's equity securities.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

       The following table sets forth certain information as to the beneficial ownership of Holdings's Junior Preferred Stock and Common Stock as of March 1, 1997 by (i) each person known to Holdings and the Company to own beneficially 5% or more of the Common Stock or Junior Preferred Stock, (ii) each director and Named Executive Officer of the Company and (iii) all executive officers and directors of the Company as a group. The holders of the Junior Preferred Stock have the right to vote together with the Common Stock on a one vote per share basis in the election of directors.

                                                                                 Beneficial Ownership(1)
                                                                 -----------------------------------------------------
                                                                  Number of                     Number of
                                                                  Shares of                     Shares of
                                                                    Junior       Percent          Common       Percent
                            Beneficial Owner                      Preferred      of Class         Stock       of Class
         ------------------------------------------------------  ----------      --------       ---------     --------
         Madison Dearborn Capital Partners, L.P./2/              16,383,050         79.9%       7,864,950      71.1%

         California State Teachers' Retirement System                    --           --          705,500       6.4%

         Douglas D. Allen                                           278,942          1.4%         171,058       1.5%

         Stephen P. Thigpen                                         433,910          2.1%         266,090       2.4%

         Claudia M. Pieropan                                        111,577           *            68,423       *

         Paul R. Wood(2)                                                 --           --               --        --

         Thomas R. Reusche(2)                                            --           --               --        --

         David F. Mosher(2)                                              --           --               --        --

         Gary J. Little(2)                                               --           --               --        --

         All Executive Officers and Directors as a Group
                  (7 persons)                                       824,429          4.0%         505,571       4.6%

_______________

*    Denotes less than one percent.

(1) "Beneficial owner" generally means any person who, directly or indirectly, has or shares voting power or investment power with respect to a security All of the stockholders of Holdings are party to the Stockholders Agreement, pursuant to which such stockholders have agreed to vote their shares in the election of directors in accordance with the terms of the Stockholders Agreement. The number of shares indicated in this table does not include the shares of Junior Preferred Stock or the shares of Common Stock that are held by other stockholders subject to the Stockholders Agreement. See "Stockholders Agreement." Unless otherwise indicated, the Company believes that, except with regard to the provisions in the Stockholders Agreement, each stockholder has sole voting and investment power with regard to shares listed as beneficially owned by such stockholder.

(2) The address of Madison Dearborn Capital Partners, L.P. and Messrs. Wood, Reusche, Mosher and Little is Three First National Plaza, Suite 1330, Chicago, Illinois 60602. Messrs. Wood, Reusche, Mosher and Little are executive officers of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Partners, L.P., the general partner of MDCP, and therefore may be deemed to share voting and investment power over the shares owned by MDCP and therefore to beneficially own such shares.

     (3) The address of the California State Teachers' Retirement System is c/o Abbott Capital Management, 1130 Avenue of the Americas, Suite 2800, New York, New York 10019.


STOCKHOLDERS AGREEMENT

       The Management Stockholders and MDCP, who together hold all of the voting stock of Holdings, are parties to a Stockholders Agreement dated August 4, 1995 (as subsequently amended, the "Stockholders Agreement"). Pursuant to the Stockholders Agreement, the disposition and voting of the shares of Junior Preferred Stock and Common Stock of Holdings held by the Management Stockholders is restricted. MDCP and the Management Stockholders have agreed to vote their shares to elect a board of seven directors of Holdings, consisting of four directors designated by MDCP and three directors who shall be members of management. The Stockholders Agreement also contains (i) certain "co-sale" rights exercisable by the Management Stockholders in the event of certain sales by MDCP of Junior Preferred Stock or Common Stock, (ii) certain "drag along" sale rights exercisable by MDCP in the event of certain "approved sales" and
(iii) certain "piggyback" registration rights in the case of primary and secondary offerings. The restrictions on disposition and voting and the co-sale and drag along rights will terminate upon the occurrence of a public offering registered under the Securities Act of Common Stock having an aggregate value of $30.0 million and a per share price of at least three times the original cost of the Common Stock to the Management Stockholders, except that the voting restrictions may terminate sooner on the earlier of the tenth anniversary of the date of the Stockholders Agreement or such time as MDCP, together with its partners and affiliates, hold less than 30% of the Junior Preferred Stock and Common Stock held by MDCP on the date of the Stockholders Agreement.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTIES.

ISSUANCE OF COMMON STOCK AND PREFERRED STOCK

       On November 27, 1996, MDCP, the record owner of more than 5% of (i) Holdings' Common Stock, (ii) Holdings' 12% Cumulative Redeemable Senior Preferred Stock ("Class A Preferred") and (iii) Holdings' 12% Cumulative Redeemable Junior Preferred Stock, purchased 2,000 shares of Class A Preferred and warrants to purchase 83,000 shares of Common Stock for an aggregate purchase price of $2,000,000. This purchase by MDCP was on the same terms and subject to the same conditions as the sale of Class A Preferred and warrants to purchase Common Stock to other unaffiliated persons. See Item 5, Market for the Registrant's Common Equity and Related Stockholder Matters.

BLOOMING FARM TRANSACTIONS

       On August 4, 1995, Oregon Garden Products ("OGP"), a then wholly-owned subsidiary of Hines Horticulture which was subsequently merged into Hines Horticulture, acquired the assets of Gales Creek Nurseries, L.P., a Delaware limited partnership ("GCN"), including in excess of 640 acres of agricultural land. Under applicable Federal Reclamation law, however, Hines Horticulture and its affiliates were eligible to receive federal water for only 640 net irrigable acres. Accordingly, MDCP and the senior management stockholders of Holdings formed Blooming Farm, Inc., a Delaware corporation ("Blooming Farm"), which is not an affiliate of Hines Horticulture under applicable Federal Reclamation law, to hold title to approximately 290 acres of the GCN property. The stock of Blooming Farm held by MDCP and the senior management stockholders of Holdings is held in direct proportion to their stock ownership of Holdings at that time.

       Simultaneously with the acquisition of assets of GCN by OGP, OGP sold to Blooming Farm approximately 290 acres of the agricultural land it acquired from GCN. As payment in full for such land, Blooming Farm issued a secured five-year amortizing promissory note to OGP in the amount of $826,625. Blooming Farm and OGP then entered into a five year Agricultural Lease pursuant to which Blooming Farm currently leases the property to Hines Horticulture (as successor-in-interest to OGP). Hines Horticulture subsequently pledged the note and security instruments to BT Commercial Corporation as security under the Bank Credit Agreement.

       In June 1996, Hines Horticulture discovered that approximately 53 acres of land purchased from GCN had inadvertently not been disclosed on the Federal Reclamation forms it had filed. As this additional land caused Hines Horticulture to be over the 640 acre net irrigable acre limit, on June 21, 1996, Hines Horticulture sold the 53 acres of agricultural land to Blooming Farm in exchange for a secured five-year amortizing Promissory Note in the amount of $151,050. Blooming Farm and Hines Horticulture then entered into a five year Agricultural Lease pursuant to which Blooming Farm currently leases the property to Hines Horticulture. Hines Horticulture subsequently pledged the note and security instruments as security under the Bank Credit Agreement.

       The Company's management believes that the terms of the sale-leaseback transactions with Blooming Farm are at market rates and are at least as favorable as those which could be negotiated with an unaffiliated third party.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
         REPORTS ON FORM 8-K.

         (a) The following documents are filed as part of this report:

             1. The financial statements listed in "Index to Financial Statements."

             2.  The exhibits listed in "Index to Exhibits."

         (b)  Reports on Form 8-K.

              On November 1, 1996, the Registrant filed a Current Report on Form 8-K dated October 28, 1996 stating that effective October 28, 1996, Holdings had engaged the independent accounting firm of Price Waterhouse LLP to serve as its independent auditors. Price Waterhouse LLP had served as the independent auditors of Sun Gro-U.S. and Sun Gro-Canada since July 1993. Price Waterhouse LLP replaced Arthur Andersen LLP, which had served as the independent auditors of Holdings and Hines Horticulture since July 1990. There were no material disagreements with Arthur Andersen LLP with respect to the Company's accounting policies.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 26, 1997.

                                              HINES HOLDINGS, INC.

                                                 By: /s/ Paul R. Wood
                                                    ------------------------
                                                     Paul R. Wood
                                                     President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on March 26, 1997.


        Signature                                   Capacity
        ---------                                   --------


/s/ Paul R. Wood            President and Director (principal executive officer)
-------------------------
    Paul R. Wood

/s/ Claudia M. Pieropan     Chief Financial Officer (principal financial and
-------------------------   accounting officer)
    Claudia M. Pieropan

/s/ Thomas R. Reusche       Secretary, Treasurer and Director
-------------------------
    Thomas R. Reusche

/s/ Douglas D. Allen        Vice President and Director
-------------------------
    Douglas D. Allen

/s/ Stephen P. Thigpen      Director
-------------------------
    Stephen P. Thigpen

/s/ David F. Mosher         Director
-------------------------
    David F. Mosher

/s/ Gary J. Little          Director
-------------------------
    Gary J. Little

          SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

          The registrant has not sent an annual report or proxy material to its security holders during the period covered by this report.

                     HINES HOLDINGS, INC. and SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                Page
                                                           ---------------



Report of Independent Accountants - Year Ended
     December 31, 1996 - Price Waterhouse LLP                   F - 2

Report of Independent Public Accountants - Years Ended
     December 31, 1994 and 1995 - Arthur Andersen LLP           F - 3

Consolidated Balance Sheets as of December 31, 1995 and 1996    F - 4

Consolidated Statements of Income for the years ended
     December 31, 1994, 1995 and 1996                           F - 6

Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 1994, 1995 and 1996       F - 7

Consolidated Statements of Cash Flows for the years ended
     December 31, 1994, 1995 and 1996                           F - 8

Notes to Consolidated Financial Statements as of
     December 31, 1994, 1995 and 1996                           F - 9

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors
     and Shareholders of
     Hines Holdings, Inc.



In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hines Holdings, Inc. and its subsidiaries at December 31, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


PRICE WATERHOUSE LLP



Costa Mesa, California
March 19, 1997

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
                   ----------------------------------------


To the Board of Directors of
       Hines Holdings, Inc.


We have audited the accompanying consolidated balance sheets of HINES HOLDINGS, INC. and subsidiaries as of December 31, 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Sun Gro Horticulture Inc., which statements reflect assets and revenues of 50 and 53 percent, respectively, of the consolidated totals at December 31, 1994 and assets and revenues of 39 and 44 percent, respectively, at December 31, 1995. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Hines Holdings, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.


                                                    ARTHUR ANDERSEN LLP

Orange County, California
April 5, 1996

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1996
                            (Dollars in thousands)


                 ASSETS
                 ------

                                                    1995            1996
                                                    ----            ----
CURRENT ASSETS:
  Cash                                            $   181        $    631
  Accounts receivable, net of allowance for
   doubtful accounts of $1,165 and $1,019          14,645          15,644
  Inventories                                      76,894          95,224
  Prepaid expenses and other current assets         2,846           3,177
                                                 --------       ---------

     Total current assets                          94,566         114,676
                                                 --------       ---------

FIXED ASSETS, net of accumulated depreciation
 and depletion of $8,962 and $14,169               74,064          81,870
                                                 --------       ---------

DEFERRED FINANCING EXPENSES, net of
 accumulated amortization of $295 and $1,235        7,039           6,352
                                                 --------       ---------

OTHER ASSETS                                           -              613
                                                 --------       ---------

GOODWILL                                           12,875          24,581
                                                 --------       ---------

                                                 $188,544        $228,092
                                                 ========       =========


The accompanying notes are an integral part of these consolidated financial statements.

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1995 and 1996
                   (Dollars in thousands except share data)

                LIABILITIES AND SHAREHOLDERS' DEFICIT
                -------------------------------------

                                                         1995       1996
                                                       --------   --------
CURRENT LIABILITIES:
    Accounts payable                                   $  6,453   $  7,875
    Accrued liabilities                                   9,028      5,358
    Accrued payroll and benefits                          2,537      5,957
    Long-term debt, current portion                       4,058      4,897
    Revolving line of credit                             12,693     29,357
    Deferred income taxes                                16,342     31,402
    Other liabilities                                       630        269
                                                       --------   --------
        Total current liabilities                        51,741     85,115
                                                       --------   --------
LONG-TERM DEBT                                          157,742    152,769
                                                       --------   --------
DEFERRED INCOME TAXES                                    15,399      6,006
                                                       --------   --------
COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED
  STOCK 12 PERCENT, par value $.01 per share;
  liquidation preference of $1,000 per share; 30,000
  shares authorized; 10,000 and 30,000 shares issued     10,487     30,921
  at December 31, 1995 and 1996

CUMULATIVE REDEEMABLE JUNIOR PREFERRED
  STOCK 12 PERCENT, par value $.01 per share;
  liquidation preference of $1 per share; 22,000,000
  shares authorized; 20,000,000 and 20,498,816
  shares issued at December 31, 1995 and 1996            20,973     23,989

SHAREHOLDERS' DEFICIT
    Common Stock
      Authorized - 30,000,000 shares  $.01 par value;
      Issued and outstanding - 10,000,000 and
      10,226,184 shares at December 31, 1995 and 1996       100        102

    Additional paid-in capital                            8,440      5,600
    Deficit                                             (76,338)   (76,410)
                                                       --------   --------
        Total shareholders' deficit                     (67,798)   (70,708)
                                                       --------   --------
                                                       $188,544   $228,092
                                                       ========   ========

The accompanying notes are an integral part of these consolidated financial statements.

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                 (Dollars in thousands except per share data)

                                                         1994             1995           1996
                                                       --------        ---------       --------
SALES, NET                                             $134,781         $156,909       $164,323

COST OF GOODS SOLD                                       60,827           72,245         80,812
                                                       --------         --------       --------
  Gross Profit                                           73,954           84,664         83,511
                                                       --------         --------       --------

SELLING AND DISTRIBUTION EXPENSES                        36,789           39,904         43,308
GENERAL AND ADMINISTRATIVE EXPENSES                      13,102           17,467         18,239
OTHER OPERATING EXPENSES (INCOME)                           383            1,021           (790)
UNUSUAL EXPENSES                                              -                -            830
                                                       --------         --------       --------
  Total operating expenses                               50,274           58,392         61,587
                                                       --------         --------       --------

  Operating income                                       23,680           26,272         21,924
                                                       --------         --------       --------
OTHER EXPENSES:
  Interest                                                7,555           13,274         20,140
  Amortization of deferred financing expenses             1,069            4,557            940
  Miscellaneous expense                                     798                -              -
                                                       --------         --------       --------
                                                          9,422           17,831         21,080
                                                       --------         --------       --------
Income before provision for income taxes, minority
  interest, income from discontinued operations and
  extraordinary loss                                     14,258            8,441            844

PROVISION FOR INCOME TAXES                                3,635            2,850            636
                                                       --------         --------       --------
Income before minority interest, income from
  discontinued operations and extraordinary loss         10,623            5,591            208
MINORITY INTEREST IN EARNINGS OF
  SUBSIDIARIES                                            2,740            3,958              -
                                                       --------         --------       --------
Income before income from discontinued
  operations and extraordinary loss                       7,883            1,633            208
INCOME FROM DISCONTINUED
  OPERATIONS,  net of tax                                   (26)          (3,307)             -
                                                       --------         --------       --------
Income before extraordinary loss                          7,909            4,940            208
EXTRAORDINARY LOSS, net of tax                            2,487            2,513              -
                                                       --------         --------       --------

NET INCOME                                                5,422            2,427            208
Less: Preferred stock dividends                               -           (1,460)        (3,775)
                                                       --------         --------       --------

NET INCOME (LOSS) applicable to common stock             $5,422             $967        ($3,567)
                                                       ========         ========       ========

Net income (loss) per common share:
  Income (loss) before income from discontinued
   operations and extraordinary loss                                       $0.04         ($0.35)
  Extraordinary loss                                                       (0.60)             -
  Income from discontinued operations                                       0.79              -
                                                                        --------       --------

  Net income (loss) per common share                                       $0.23         ($0.35)
                                                                        ========       ========

Weighted average shares outstanding                                    4,166,667     10,125,841
                                                                       =========     ==========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     HINES HOLDINGS, INC. AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             For the Years Ended December 31, 1994, 1995 and 1996
                 (Dollars in thousands except for share data)


                                  Common stock
                                  no par value       Common Stock-A          Common Stock-B
                              -------------------   ------------------   -------------------   Additional   Retained   Shareholders'
                              Number of             Number of            Number of              Paid-In     Earnings      Equity
                               Shares     Amount     Shares     Amount    Shares      Amount    Capital     (Deficit)    (Deficit)
                              ---------   -------   ---------   ------   ----------   ------  -----------  ----------  ------------

BALANCE, December 31, 1993        360       $3,600        --    $   --           --    $ --        $433      $8,475      $12,508

    Dividends paid                 --           --        --        --           --      --          --      (8,000)      (8,000)
    Net income                     --           --        --        --           --      --          --       5,422        5,422
                              -------     --------   -------    ------   ----------    ----      ------   ---------     --------
BALANCE, December 31, 1994        360        3,600        --        --           --      --         433       5,897        9,930
                              -------     --------   -------    ------   ----------    ----      ------   ---------     --------

    Exchange of common stock
     for minority interests        --           --   684,783        32   24,709,622     247      27,674          --       27,953
    Merger transactions            --           --        --        --        1,000      --           1          --            1
    Repurchase and retirement
     of stock                    (360)      (3,600) (684,783)      (32)          --      --      (3,644)    (84,662)     (91,938)
    Cumulative undeclared
     dividends                     --           --        --        --           --      --      (1,460)         --       (1,460)
    Exchange of common stock
     for preferred stock           --           --        --        --  (14,710,622)   (147)    (14,564)         --      (14,711)
    Net income                     --           --        --        --           --      --          --       2,427        2,427
                              -------     --------   -------    ------   ----------    ----      ------   ---------     --------

BALANCE, December 31, 1995         --           --        --        --   10,000,000     100       8,440     (76,338)     (67,798)
                              -------     --------   -------    ------   ----------    ----      ------   ---------     --------

    Issuance of stock              --           --        --        --      283,360       3         168          --          171
    Redemption of stock            --           --        --        --      (57,176)     (1)        (57)         --          (58)
    Additional cost of
     repurchase and
     retirement of stock           --           --        --        --           --      --          --        (280)        (280)
    Cumulative undeclared
      dividends                    --           --        --        --           --      --      (3,775)         --       (3,775)
    Issuance of warrants, net
      of discount                  --           --        --        --           --      --         824          --          824
    Net income                     --           --        --        --           --      --          --         208          208
                              -------     --------   -------    ------   ----------    ----      ------   ---------     --------

BALANCE, December 31, 1996        --      $     --        --    $   --   10,226,184    $102      $5,600   ($76,410)     ($70,708)
                              =======     ========   =======    ======   ==========    ====      ======   =========     ========

                 The accompanying notes are an integral part of these consolidated financial statements.

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                            (Dollars in thousands)

                                                                                   1994            1995            1996
                                                                                ---------        --------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                                    $   5,422        $  2,427       $     208
  Adjustments to reconcile net income to
    net cash provided by (used in) operating activities -
      Depreciation, depletion and amortization                                      3,631           8,385           5,902
      Write-off of deferred financing costs                                         3,927           3,993               -
      Currency remeasurement (gain) loss on
        Canadian term debt                                                         (1,275)            462               -
      Minority interest in earnings of subsidiaries                                 2,740           3,958               -
      Gain on sale of discontinued operations                                           -          (4,871)              -
      Deferred income taxes                                                           614           3,942             508
      Other                                                                           171              21             525
                                                                                ---------        --------       ---------
                                                                                   15,230          18,317           7,143
CHANGE IN WORKING CAPITAL ACCOUNTS:
  Accounts receivable                                                               6,277             836             824
  Inventories                                                                       4,775          (8,605)         (4,270)
  Prepaid expenses and other assets                                                (3,138)          1,169            (815)
  Net assets of discontinued operations                                            (5,544)              -               -
  Other assets                                                                          -               -            (577)
  Accounts payable and accrued liabilities                                           (880)           (951)         (3,500)
  Other liabilities                                                                 1,630          (1,000)           (361)
                                                                                 --------         --------       --------
          Net cash provided by (used in) operating activities                      18,350           9,766          (1,556)
                                                                                 --------         --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of fixed assets                                                        (7,389)         (7,684)         (8,752)
  Proceeds from sales of fixed assets                                                 491           1,417             175
  Acquisitions, net of cash acquired                                                 (686)         (3,498)        (21,915)
                                                                                 --------        --------       ---------
          Net cash used in investing activities                                    (7,584)         (9,765)        (30,492)
                                                                                 --------        ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                                           13,778          77,911         202,785
  Repayments on revolving line of credit                                          (23,309)        (83,596)       (186,121)
  Proceeds from the issuance of long-term debt                                     39,800         255,000               -
  Repayments of long-term debt                                                    (43,746)       (160,567)         (4,209)
  Proceeds from other financing arrangements                                       11,246               -               -
  Deferred financing costs                                                         (1,203)         (9,833)           (253)
  Dividends paid                                                                   (8,000)              -               -
  Currency swap break fees                                                              -          (1,030)
  Repurchase and retirement of stock                                                    -         (91,938)           (280)
  Issuance of preferred and common stock                                                -          11,673          20,612
  Other                                                                            (1,160)            (90)            (36)
                                                                                 --------         -------        --------
          Net cash provided by (used in) financing activities                     (12,594)         (2,470)         32,498
                                                                                 --------         --------       --------
NET (DECREASE) INCREASE IN CASH
  AND CASH EQUIVALENTS                                                             (1,828)         (2,469)            450

CASH AND CASH EQUIVALENTS, beginning of year                                        4,478           2,650             181
                                                                                 --------        --------       ---------
CASH AND CASH EQUIVALENTS, end of year                                           $  2,650        $    181       $     631
                                                                                 ========        ========       =========

      The accompanying notes are an integral part of these consolidated financial statements.

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1994, 1995 AND 1996
                            (DOLLARS IN THOUSANDS)



1.   COMPANY BACKGROUND AND ORGANIZATION

     DESCRIPTION OF BUSINESS

Hines Holdings, Inc. (Holdings) produces and distributes horticultural products through its two operating divisions, Hines Nurseries (Hines) and Sun Gro Horticulture (Sun Gro). The business of Hines is conducted through Hines Horticulture, Inc. (Hines Horticulture) and the business of Sun Gro is conducted through Sun Gro Horticulture Inc. (Sun Gro-U.S.) and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. (Sun Gro-Canada). Holdings, together with Hines, Sun Gro and Sun Gro-Canada, are hereafter collectively referred to as "the Company."

Hines is a national supplier of ornamental, container-grown plants with nursery facilities located in California, Oregon, Texas and South Carolina. Hines markets its products to retail customers in North America.

Sun Gro produces, markets and distributes a range of peat-based horticulture products for both retail and professional customers. Sun Gro markets its products in North America and various international market areas. Manufacturing is conducted in facilities located in Canada and the United States.


ACQUISITIONS

     FLYNN NURSERIES

On November 27, 1996, Hines acquired all of the issued and outstanding shares of Flynn Nurseries, Inc. (Flynn) for $11.7 million. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:


     Cash                                        $    39
     Accounts receivable                             642
     Inventories                                  11,644
     Prepaid expenses                                 48
     Fixed assets                                  3,162
     Goodwill                                      5,279
     Accounts payable and accrued liabilities     (3,981)
     Long-term debt                                  (16)
     Deferred tax liability - non-current         (5,164)
                                                 -------

          Total purchase price                   $11,653
                                                 -------

     Iverson Perennial Gardens
     -------------------------

On August 30, 1996, Hines acquired certain assets and assumed certain liabilities of Iverson Perennial Gardens, Inc. (Iverson) for $10.3 million. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:

     Accounts receivable                         $ 1,181
     Inventories                                   2,416
     Prepaid expenses                                 40
     Fixed assets                                  1,296
     Goodwill                                      6,114
     Accounts payable and accrued liabilities       (691)
     Long-term debt                                  (55)
                                                 -------

          Total purchase price                   $10,301
                                                 -------

     Oregon Garden Products
     ----------------------

On January 27, 1995, Hines acquired certain assets and assumed certain liabilities of Oregon Garden Products (OGP) for $17.6 million. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:


Cash and short-term deposits                 $     2
Accounts receivable                            1,103
Inventories                                   16,131
Fixed assets                                   1,690
Deferred financing expenses and other            854
Deferred tax asset-non-current                 1,215
Accounts payable and accrued liabilities      (2,198)
Deferred tax liability-current                (1,215)
                                             -------

         Total purchase price                $17,582
                                             -------

The consolidated financial statements reflect the operations of Flynn, Iverson and OGP since the date of their acquisition. The following is a summary of the condensed consolidated unaudited pro forma results of operations for the years ended December 31, 1995 and 1996, as if the acquisitions had occurred on January 1, 1995 and January 1, 1996, respectively:

                                                    December 31
                                                --------------------
                                                  1995       1996
                                                ---------  ---------

          Net sales                             $177,624   $185,857
          Income before income from
            discontinued operations and
            extraordinary loss                  $  1,344   $     77
          Net income                            $  2,138   $     77
          Loss before income from discontinued
            operations and extraordinary
            loss per common share               $  (0.03)  $  (0.37)
          Net income (loss) per common share    $   0.16   $  (0.37)

Earnings per share are computed by dividing the pro forma net income for each respective year, after deduction for preferred dividends of $1,460 and $3,775 for the years ended December 31, 1995 and 1996, respectively, by the weighted average shares outstanding.

     Shareholder Transaction
     -----------------------

On August 4, 1995, Madison Dearborn Capital Partners, L.P. (MDCP) and certain members of management who were minority shareholders of Hines and its subsidiaries (the Management Shareholders) became owners of Holdings in a transaction in connection with which (i) Hines, Sun Gro-U.S. and Sun Gro-Canada first each became wholly-owned (direct or indirect) subsidiaries of the Company through the exchange by the Management Shareholders and other investors of their minority interests therein for stock of the Company, (ii) MDCP and the Management Shareholders became the sole shareholders of Holdings through a merger in which the shareholders of the Company (other than the Management Shareholders) exchanged their shares for cash, (iii) certain assets were sold to or acquired from entities owned by certain of the current and/or former shareholders of the Company and (iv) Hines, Sun Gro-U.S. and Sun Gro-Canada incurred $35.8 million of indebtedness under the Bank Credit Agreement and Hines incurred $110 million of indebtedness under the Senior Subordinated Credit Facility, which indebtedness together with MDCP's equity investment was used to pay off certain existing indebtedness of the Company, to pay the consideration owing to the shareholders of the Company who exchanged their shares for cash in the merger, and to pay related fees and expenses.

The transaction was accomplished by the Management Shareholders and certain other investors exchanging their stock in Hines and certain of its subsidiaries for stock in Holdings, followed by the merger of a newly formed company (in which MDCP was the sole shareholder) into the Company. In the merger, the shareholders of Holdings other than the Management Shareholders received cash for their stock, and MDCP and the Management Shareholders became the sole shareholders of Holdings. Immediately following the merger, the Management Shareholders exchanged a portion of their stock in the Company with MDCP for cash.

The financial statements for the year ended December 31, 1995 reflect purchase accounting for the exchange by the Management Shareholders and other investors of their minority interests for stock of Holdings. The repurchase by Holdings of its own stock from shareholders (other than the Management Shareholders) was recorded as a repurchase and retirement of treasury stock.

The allocation of the purchase price of the minority interests acquired resulted in goodwill of $14.7 million which is being amortized over a 35-year period. The purchase price allocation was pushed down to the separate financial statements of the subsidiary to which the minority interest related.

On October 19, 1995, Hines refinanced the $110 million indebtedness under the Senior Subordinated Credit Facility discussed above and reduced the balance outstanding on its revolving lines of credit by issuing $120 million of Senior Subordinated Notes due in 2005.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     CONSOLIDATION

The consolidated financial statements include the accounts of Holdings and its wholly-owned subsidiaries Hines and Sun Gro including Sun Gro's wholly-owned subsidiary, Sun Gro-Canada. All material intercompany accounts and transactions have been eliminated in consolidation.

     CASH AND CASH EQUIVALENTS

During the year ended December 31, 1994, the Company invested in highly liquid investments with original maturities of three months or less, which are considered to be cash equivalents for purposes of the Consolidated Statements of Cash Flows.

     REVENUE RECOGNITION

The Company recognizes revenue upon product shipment to the customer. The Company is subject to credit risk primarily through trade receivables. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base throughout North America. The Company does not require collateral for its accounts receivable. Certain customers are granted deferred payment terms (dating). At December 31, 1995 and 1996, significant amounts of accounts receivable are subject to dating terms.

     DEPRECIATION AND DEPLETION

Fixed assets are stated at cost. Depreciation has been provided for on a straight-line basis over the following estimated economic useful lives:

          Buildings                      20 to 60 years
          Machinery and equipment        2 to 25 years
          Vehicles and trailers          2 to 15 years
          Furniture and fixtures         5 years

Bog depletion is based on the volume of peat produced during the year at rates which will amortize the bog acquisition costs, as well as the initial bog clearing and development costs, over the period of production of peat from the bog.

     AMORTIZATION OF DEFERRED FINANCING EXPENSES

Deferred financing expenses are being amortized using a method which approximates the effective interest method over the term of the associated financing agreements.

     GOODWILL AND NEGATIVE GOODWILL

In connection with its acquisition of Hines, the Company recorded $6.1 million of negative goodwill. Negative goodwill equals the excess of the fair market value of the acquired net assets over the acquisition purchase price after reducing the amount allocated to the fixed assets acquired to zero. The Company is amortizing negative goodwill on a straight-line basis as a component of other operating expenses over the period from June 29, 1990 to December 31, 1997.

In connection with the acquisition of the interests of minority shareholders for stock in the Company, approximately $14.7 million of goodwill was recorded and is being amortized over a 35-year period as a component of other operating expenses.

In connection with the acquisitions of Flynn and Iverson, the Company recorded $11.4 million of goodwill which is being amortized over a 35-year period as a component of other operating expenses.

At each balance sheet date, the Company reviews the recoverability of intangible assets by comparing projected operating income on an undiscounted basis to the net book value of the related assets.

     Impairment of Long Lived Assets
     -------------------------------

The Company adopted the provisions of Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets" (SFAS
121) in 1996. Under the provisions of SFAS 121, the Company reviews the recoverability of long-lived and intangible assets by comparing cash flows on an undiscounted basis to the net book value of the assets. In the event the projected undiscounted cash flows are less than the net book value of the assets, the carrying value of the assets will be written-down to their fair value. Adopting SFAS 121 in 1996 had no effect on the Company's financial statements.

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Hines' nursery stock has an average growing period of approximately eighteen months. The nursery stock is classified as a current asset based on Hines' normal operating cycle.

     Foreign Currency Translation
     ----------------------------

The Company considers the U.S. dollar to be the functional currency of Sun Gro's Canadian operations. Monetary assets and liabilities are translated at the foreign exchange rate in effect as of the balance sheet date. Non-monetary assets and liabilities are translated at historical rates and revenues and expenses at average exchange rates for the period.

     Income Taxes
     ------------

Hines' operations are agricultural in nature. Hines reports its results for income tax purposes on the cash basis.

The Company accounts for income taxes using an asset and liability approach which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of temporary differences between the financial statement and tax bases of assets and liabilities at the applicable enacted tax rates. A valuation allowance is provided when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

     Derivatives
     -----------

Gains and losses related to qualifying hedges of firm commitments or anticipated transactions are deferred and are recognized in income when the hedge transaction occurs. Gains or losses on forward foreign currency exchange contracts that do not qualify as hedges are recognized currently and are included as a component of other operating expenses in the consolidated statements of income.

     Advertising
     -----------

The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $1,374, $1,544 and $1,658 for the years ended December 31, 1994, 1995 and 1996, respectively.

     Use of Estimates
     ----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Earnings (Loss) Per Share
     -------------------------

Earnings (loss) per share are computed by dividing the net income (loss), after deduction for preferred dividends, by the weighted average shares outstanding. Fully-diluted earnings per share is not presented in 1996 since inclusion of the outstanding warrants would be anti-dilutive.

The Company's common stock was held by a limited number of stockholders until August 4, 1995, at which time a significant change in capital occurred.
Earnings per share is not presented in 1994 as the information is not considered to be comparable. Additionally, for purposes of calculating earnings per share for 1995, the weighted average number of shares excludes the effect of the shares outstanding prior to August 1995.

     Reclassifications
     -----------------

Certain prior year amounts have been reclassified to conform with current year presentations.

3.   Inventories
     -----------
As of December 31, 1995 and 1996, inventories consist of the following:

                                          December 31
                                       ---------------------
                                         1995         1996
                                       --------      -------

     Nursery stock                     $65,696       $85,611
     Finished goods                      5,686         2,975
     Materials and supplies              5,512         6,638
                                       -------       -------

                                       $76,894       $95,224
                                       -------       -------

4.   Fixed Assets
     ------------

As of December 31, 1995 and 1996, fixed assets consist of the following:


                                          December 31
                                       ---------------------
                                         1995         1996
                                       -------       -------
     Land and land improvements        $ 4,418       $ 8,959
     Peat reserves and bog costs        48,640        48,887
     Buildings                           8,931        12,690
     Machinery and equipment            18,526        22,785
     Construction in process             2,511         2,718
                                       -------       -------
                                        83,026        96,039
     Less-Accumulated depreciation
      and depletion                      8,962        14,169
                                       -------       -------

                                       $74,064       $81,870
                                       -------       -------

5.   Financial Instruments and Risk Management
     -----------------------------------------

Sun Gro has entered into forward exchange contracts and options for hedging future anticipated expenses denominated in Canadian dollars. As of December 31, 1996, Sun Gro holds American style call options totalling $29,700 Cdn., each in the amount of $3,300 Cdn. per month expiring at the end of each month with the last one expiring on September 30, 1997. The premium paid was $264 U.S. which is being amortized over the life of the hedged transactions. As of December 31, 1995, Sun Gro held an American style call option for $25,000 Cdn. The premium paid was $708 U.S. which was being amortized over the life of the hedged transactions. On June 20, 1996, Sun Gro sold the unexercised balance of this option of $12,000 for proceeds of $364 U.S., and recorded a gain of $158 U.S. representing the excess of the proceeds over the unamortized premium. Amortization expense was $354 and $363 for the years ended December 31, 1995 and 1996, respectively.

As of December 31, 1995 Sun Gro had forward foreign exchange purchase contracts totaling $4,000. These foreign exchange contracts represented U.S. dollar equivalents of commitments to purchase Canadian currency. These contracts had terms through March of 1996. Sun Gro records market adjustments for its forward foreign exchange contracts as foreign exchange gains or losses as they do not qualify as hedges for financial reporting purposes. As of December 31, 1995 and 1996, Sun Gro had no "sell" positions of U.S. dollars for foreign currency.

6.   Revolving Lines of Credit
     -------------------------

On August 4, 1995, the Company terminated its previous revolving loan agreements and entered into a new agreement. The new agreement, as amended on November 14, 1996, provides a line of credit equal to the lesser of $60 million or a percentage of accounts receivable and inventory balances as stipulated in the agreement. Borrowings under this line bear interest at rates approximating the U.S. prime rate plus 1.5 percent or the Eurodollar rate plus 2.5 percent. The line of credit is secured by substantially all of the assets and common stock of Hines and Sun Gro-U.S. as well as a pledge of 66% of the common stock of Sun Gro-Canada. The agreement contains covenants which, among other matters, establish minimum interest coverage and maximum leverage ratios and minimum earnings and maximum capital expenditure amounts. The average daily amount of the unused portion of the line of credit is subject to a commitment fee of 0.5 percent per annum. The line of credit expires on December 31, 2000.

The weighted average borrowings outstanding under the Company's revolving lines of credit during 1994, 1995 and 1996 were approximately $20,673, $22,503 and $21,756, respectively. The weighted average interest rates at December 31, 1994, 1995 and 1996 were approximately 9.2 percent, 10.1 percent and 9.0 percent, respectively.

7.   Long-term Debt
     --------------

     Outstanding Principal Amounts
     -----------------------------

                                                              December 31
                                                           ------------------
                                                             1995      1996
                                                           --------  --------
Senior term debt, interest at the bank's reference
rate (8.25 percent at December 31, 1996) plus 1.5
percent or the Eurodollar rate plus 2.5 percent.
Principal payments due on June 30, September 30
and December 31 through 2000 ranging from $500
to $3,250 as specified in the loan agreement,
secured by inventories and fixed assets.                   $ 25,000  $ 21,500

Senior subordinated notes, Series B, interest at
11.75 percent payable semi-annually on each June
30 and December 31, maturing on October 15,
2005.                                                       120,000   120,000




Note payable, interest at 10 percent, non recourse,
secured by specified real property, monthly interest
payments only until June 1, 1992, blended
payments of $81 per month from July 1, 1992
through June 1, 2005, with all remaining principal
due on June 28, 2005.                                         8,309     8,162

Note payable, interest at 10 percent, until June 1,
1995, and 11.75 percent, thereafter, non recourse,
secured by specified real property, monthly interest
payments only until June 1, 1992, blended
payments of $77 per month for 36 months
commencing July 1, 1992, with blended payments
of $88 per month from July 1, 1995, through
June 1, 2005, with all remaining principal due on
June 27, 2005.                                                7,957     7,833

Capital lease obligations and equipment financing
contracts due at various dates through 1999,
secured by leased equipment.                                    534       171
                                                           --------  --------

                                                            161,800   157,666
Less-Current portion                                          4,058     4,897
                                                           --------  --------

                                                           $157,742  $152,769
                                                           ========  ========

ESTIMATED PRINCIPAL MATURITIES
------------------------------

Estimated principal maturities of long-term debt outstanding at December 31, 1996, are as follows:

          1997               $  4,897
          1998                  5,340
          1999                  5,878
          2000                  6,920
          2001                    468
          Thereafter          134,163
                             --------
                             $157,666
                             ========

     Senior Subordinated Notes
     -------------------------

The Senior Subordinated Notes were issued by Hines and are redeemable, in whole or in part, at the option of the Company, on or after October 15, 2000. In addition, prior to

October 15, 1998, the Company, at its option, may redeem the notes, in part, with the net proceeds of one or more public equity offerings, provided, however, that after any such redemption the aggregate principal amount of notes outstanding must equal at least 65 percent of the aggregate principal amount of notes originally issued. Upon a change of control, each holder will have the right to require the Company to repurchase such holder's notes at a price equal to 101 percent of the principal amount thereof plus accrued interest, if any, to the date of repurchase. The notes are unsecured and subordinated to all existing and future senior debt and unconditionally guaranteed on a senior subordinated basis by Holdings and Sun Gro-U.S.

     Restrictive Covenants
     ---------------------

The indenture governing the Senior Subordinated Notes imposes certain limitations on the ability of the Company to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales. In addition, the Company must also meet certain specified financial covenants related to its Senior Term Debt.

8.   Commitments
     -----------

The Company leases certain land, office and warehouse facilities under various renewable long-term operating leases which expire through 2010. Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. One of the operating land leases requires the Company to pay rent equal to the greater of 2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land or a minimum per acre amount as defined in the agreement. Two of the operating land leases provide the Company with the option to purchase the property at the appraised fair value through 1997 or renew the leases, effective June, 1997, at the fair rental value for periods of five to twenty-five years. Total rent expense under these operating lease agreements for the years ended December 31, 1994, 1995 and 1996 was $935, $1,068 and $1,302, respectively. As of December 31, 1996, the Company's future minimum annual payments under its noncancellable operating leases are as follows:

          1997          $ 2,401
          1998            2,197
          1999            1,981
          2000            1,780
          2001            1,760
          Thereafter      6,803
                        -------
                        $16,922
                        -------

9.   Contingencies
     -------------

From time to time, the Company is involved in various legal proceedings arising in the ordinary course of business. Management believes that none of the matters in which the Company is currently involved, either individually or in the aggregate, is expected to have a material adverse effect on the Company's business or financial condition.

10.  Redeemable Preferred Stocks
     ---------------------------

On August 4, 1995, the Company issued $10 million of cumulative 12 percent senior redeemable preferred stock (the Senior Preferred Stock) and $20 million of cumulative 12 percent junior preferred stock (the Junior Preferred Stock). The Senior Preferred Stock is redeemable on December 31, 2006, and is non-voting. The Company has the option to redeem all or any portion of the Senior Preferred Stock at any time prior to the scheduled redemption date. Upon redemption, the Company is obligated to pay the holder a $1,000 liquidation value for each share of Senior Preferred Stock plus any accrued but unpaid dividends.

The Junior Preferred Stock is redeemable on January 1, 2007. The Company has the option to redeem all or any of the Junior Preferred Stock at any time prior to the scheduled redemption date. Upon redemption, the Company is obligated to pay the holder a $1 liquidation value for each share of Junior Preferred Stock plus any accrued but unpaid dividends. The holders of the Junior Preferred Stock are allowed to vote (one vote for each share) in the election of the Company's directors, but not in any other matters. The Company is prevented, without prior consent from a majority of the holders of the Senior and Junior Preferred Stock, from redeeming, repurchasing or otherwise acquiring any junior securities or paying or declaring any dividends on any junior securities without first paying the full amount of any preferred stock dividends accrued but not paid.

In June 1996, the Company issued an additional 596,640 shares of cumulative 12 percent Junior Preferred Stock and 283,360 shares of common stock to certain employees for cash of $283 and promissory notes totalling $597. The promissory notes bear interest at a rate of 6% per annum, compounded annually. The principal amount, together with all accrued and unpaid interest thereon, will be due and payable in three equal installments on March 31, 1996, 1997 and 1998, or earlier upon an event of default under the promissory note or in certain other limited events. In December 1996, 20,340 shares of the Junior Preferred Stock and 9,660 shares of the common stock were redeemed and the promissory note relating to this stock, in the amount of $20, was cancelled.

On November 27, 1996, the Company issued an additional $20 million of cumulative 12 percent Senior Preferred Stock with warrants to purchase 830,000 shares of the Company's common stock at an exercise price of $.01 per share during a period which expires at the earlier of (i) ten years from date of issuance; (ii) a qualified public offering or (iii) the sale of the Company. An amount approximating the fair value of the stock of $830 was allocated to the warrants at the date of issuance and is being accreted using the interest method over the period from issuance until redemption first becomes available to the holder of the stock.

11.  Income Taxes
     ------------

The provision for income taxes is comprised of the following for the years ended December 31, 1994, 1995 and 1996:

                                1994     1995    1996
                              --------  ------  ------
Current:
  Federal                     $ 1,245   $  942  $ 264
  State                           105       81     34
  Foreign                           -       92      -
                              -------   ------  -----
                                1,350    1,115    298
                              -------   ------  -----

Deferred:
  Federal                       3,180    1,276    456
  State                           396      197     74
  Foreign                         662      262   (192)
                              -------   ------  -----
                                4,238    1,735    338
                              -------   ------  -----
Adjustment to beginning of
  the year valuation
  allowance                    (1,953)       -      -
                              -------   ------  -----

                              $ 3,635   $2,850  $ 636
                              =======   ======  =====

The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34 percent to income before provision for income taxes for the years ended December 31, 1994, 1995 and 1996, as follows:

                                                                        1994       1995      1996
                                                                       -------    ------     ----

Provision computed at statutory rate                                   $ 4,848    $2,870     $287
Increase (decrease) resulting from:
  State tax, net of federal benefit                                        492       278       71
  Current year loss producing no
   tax benefit                                                             386         -        -
Foreign taxes                                                                -       (38)     (95)
Goodwill                                                                  (324)     (217)    (127)
Meals and entertainment                                                     57        92      100
Change in valuation allowance                                           (1,953)        -      328
Other                                                                      129      (135)      72
                                                                       -------    ------     ----

                                                                       $ 3,635    $2,850    $ 636
                                                                       =======    ======    =====

Deferred tax assets (liabilities) are comprised of the following at December 31, 1995 and 1996:


                                                                          1995                 1996
                                                                        --------             --------
Deferred tax assets:
  Deferred expenses                                                     $     87             $  1,116
  Capital loss carry-forward                                                 727                  618
  Net operating loss
    carry-forward                                                         10,723               14,732
  Investment tax credit
    carry-forward                                                            635                  439
  Other                                                                      793                  156
  Valuation allowance                                                     (1,362)              (2,916)
                                                                        --------             --------
Gross deferred tax asset                                                  11,603               14,145
                                                                        --------             --------

Deferred tax liabilities:
  Accrual to cash adjustment                                            $(22,387)            $(31,567)
  Deferred currency gain                                                       -                 (533)
  Fixed asset basis
    differences                                                          (17,675)             (15,318)
  Investment in foreign
    subsidiary                                                            (1,184)              (1,178)
  Other                                                                   (2,098)              (2,957)
                                                                        --------             --------

Gross deferred tax liabilities                                           (43,344)             (51,553)
                                                                         --------             -------
Net deferred tax liability                                               (31,741)             (37,408)
                                                                         -------              -------


Deferred income tax liability,
  current                                                                (16,342)             (31,402)
Deferred income tax liability,
 non-current                                                             (15,399)              (6,006)
                                                                        --------             --------
                                                                        $(31,741)            $(37,408)
                                                                        ========             ========

At December 31, 1996, for federal income tax reporting purposes the Company has approximately $31,481 in net operating loss carry-forwards. The Company's net operating losses begin to expire in 1999.

At December 31, 1996, Sun Gro-Canada had capital loss carry-forwards, net operating loss carry-forwards and investment tax credits of approximately $2,108 Cdn. ($1,538 U.S.), $9,477 Cdn. ($6,917 U.S.) and $602 Cdn. ($439 U.S.),
respectively, related to Sun Gro-Canada. Their use is limited to future taxable earnings of Sun Gro-Canada. A substantial valuation allowance has been recorded against the deferred tax assets associated with the capital loss carry-forwards and the investment tax credits. The capital loss may be carried forward indefinitely and the net operating loss carry-forwards and the investment tax credits expire as follows (Canadian dollars):


Year of Expiration          Net Operating Losses          Investment Tax Credits
------------------          --------------------          ----------------------

      1997                        $    -                          $ 53
      1998                         8,669                            90
      1999                             -                           165
      2000                             -                           150
      2001                           808                           123
      2002                             -                            21
                                   -----                          ----

                                  $9,477                          $602
                                  ======                          ====

12.  Employee Benefit Plans
     ----------------------

Sun Gro sponsors benefit contribution plans for certain salaried U.S. employees, certain salaried Canadian employees and certain hourly Canadian employees. Participants of the salaried U.S. investment plan may make voluntary contributions to the plan up to 15 percent of their compensation (as defined). Sun Gro contributes five percent of each participant's compensation (as defined) up to a maximum of $3,500 per participant.

Participants of the salaried and hourly Canadian investment plan must contribute 3 percent of their compensation (as defined) and may make voluntary contributions to the plan up to 18 percent of their compensation (as defined). Sun Gro contributes up to 5 percent and 3 percent of each participant's compensation (as defined) with no maximum for the salaried and hourly plans, respectively. The total expense related to these plans was $342, $368 and $395 for the years ended December 31, 1994, 1995 and 1996, respectively.

13.  Related Party Transactions
     --------------------------

During the years ended December 31, 1994 and 1995, Hines and Sun Gro paid management fees of $919 and $789, respectively, to certain individuals who through affiliates were the former owners of the Company. During 1994 and 1995, Hines and Sun Gro paid a total of $240 and $140, respectively, to these individuals to cover administrative expenses incurred by these individuals for office space. These expenses are included in general and administrative expenses in the accompanying financial statements.

During the year ended December 31, 1995, the Company entered into an agreement to receive financial advisory services from a company controlled by a former minority shareholder. Under the terms of the consulting agreement, the Company agreed to pay a financial advisory fee equal to a percent of the amount by which the value of Agri Holdings, Inc's., a former subsidiary of Holdings, common stock exceeded $2.5 million upon the occurrence of a change of control (as defined in the agreement). As a result of the shareholder transaction described in Note 1, the Company paid $3.3 million to this related party under the terms of this agreement.

14.  Discontinued Operations
     -----------------------

Sun Gro incorporated its Green Cross division as a wholly-owned subsidiary, Green Cross Garden Products, Ltd. (GCGP), effective May 31, 1994. Immediately thereafter, Sun Gro adopted a plan to discontinue operations of GCGP and entered into an asset purchase agreement with Monsanto Canada, Ltd. (Monsanto). In accordance with the agreement, Sun Gro agreed to sell to Monsanto the operating assets of GCGP on January 4, 1995, for an amount equal to $15,800 Cdn. ($11,262 U.S. at December 31, 1994) but subject to certain conditions and an adjustment based on the amount of GCGP's working capital. Monsanto advanced $11,246 to GCGP of which $5,702 represented term debt and $5,544 represented a working capital loan. Simultaneously, operational control of GCGP was transferred to Monsanto pursuant to a management operating agreement.

The operating loss incurred by GCGP during the phase-out period (June 1 to December 31, 1994) was approximately $55 and was deferred. Sun Gro also deferred wind-down expenses of approximately $533 relating to the decision to discontinue the GCGP operation. GCGP operating results for the period January 1 to May 31, 1994, net of applicable taxes, are presented in the accompanying consolidated statements of income as income (loss) from discontinued operations. Revenues of GCGP during the period January 1 to May 31, 1994, amount to $7,586.

In January 1995, the sale to Monsanto was closed, and Sun Gro realized a gain of $3,307, net of estimated taxes of $1,564, related to the transaction. The advances from Monsanto were repaid upon closing of the sale.

15.  Extraordinary Losses
     --------------------

During 1994, Hines prepaid its $10,900 subordinated term debt. As a result of this early extinguishment of debt, Hines wrote off $3,927 in related unamortized deferred financing expenses and paid a $218 prepayment penalty. These amounts are reflected as an extraordinary loss, net of the related estimated income tax benefit of $1,658.

During 1995, as a result of retiring long-term debt prior to maturity, the Company recorded an extraordinary loss of $4,272 less the related estimated income tax benefit of $1,759. The loss was comprised primarily of unamortized deferred financing costs and prepayment fees.

On June 30, 1993, Sun Gro entered into a combined interest rate and currency swap related to its former subordinated debt which was denominated in Canadian dollars. Sun Gro exchanged a notional amount of $15 million U.S. bearing interest at 10.65 percent and received a notional amount of $19 million Cdn. bearing interest at 12 percent. The swap had the effect of hedging subordinated debt interest and principal payments at an exchange rate of $1.28 Cdn. to $1.00 of U.S. As a result of the change in ownership described in Note 1, this agreement was terminated and a fee of $1,030 was paid which is included as a component of extraordinary loss in 1995.

16.  Supplemental Cash Flow Information
     ----------------------------------

Cash paid for interest amounted to approximately $8,611, $8,689 and $23,702 for the years ended December 31, 1994, 1995, and 1996, respectively.

Cash paid for income taxes amounted to approximately $131, $3 and $4 for the years ended December 31, 1994, 1995, and 1996, respectively.

Supplemental disclosure of non-cash investing and financing activities were as follows:

                                            1994    1995     1996
                                            -----  -------  -------

          Fair value of assets acquired     $   -  $20,993  $31,822
          Cash paid for assets and stock        -    3,498   21,915
                                            -----  -------  -------

            Liabilities assumed             $   -  $17,495  $ 9,907
                                            -----  -------  -------

During the year ended December 31, 1995, minority shareholders exchanged their shares of common stock in Hines and Sun Gro for $27,953 of common stock of the Company.

17.  Fair Values of Financial Instruments
     ------------------------------------

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

CASH

The carrying amount reported in the balance sheet for cash approximates its fair value.

SHORT-TERM AND LONG-TERM DEBT

The fair value of the senior subordinated notes is based on the closing price of the debt securities at December 31, 1995 and 1996. The carrying amount of the Company's other long-term debt approximates its fair value based upon borrowing rates currently available to the Company. The carrying amount of the short-term debt approximates the fair value based on the short-term maturity of the instrument.

REDEEMABLE PREFERRED STOCK

The fair value of the redeemable preferred stock approximates its carrying value as the stock was recently issued.

OFF-BALANCE SHEET INSTRUMENTS

The fair values associated with the foreign exchange contracts and foreign currency options have been estimated based on broker quotes and published foreign currency market rates.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1995 and 1996 are as follows:

                                                                      1995                 1996
                                                              --------------------  --------------------
                                                              Carrying  Estimated   Carrying  Estimated
                                                               Amount   Fair Value   Amount   Fair Value
                                                              --------  ----------  --------  ----------

Cash                                                          $    181    $    181  $    631    $    631
Short-term debt                                                 12,693      12,693    29,357      29,357
Long-term debt (including
  current portion)                                             161,800     164,200   157,666     167,266
Redeemable preferred
   stock                                                        31,460      31,460    54,910      54,910

Off-Balance Sheet Financial Instruments:
  Forward exchange contracts                                  $    209    $    209  $      -    $      -
  Forward currency call options                                    354         872       255          29

                                    F-26

18.  VALUATION AND QUALIFYING ACCOUNTS
     ---------------------------------

For the years ended December 31, 1994, 1995, and 1996, activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:

                                                         December 31
                                                 --------------------------
                                                 1994       1995      1996
                                                 -----     ------    ------

          Beginning balance                      $ 704     $  622    $1,165
            Charges to expense                     189        678       225
            Amount written off                    (271)      (135)     (371)
                                                 -----     ------    ------

           Ending balance                        $ 622     $1,165    $1,019
                                                 =====     ======    ======

19.  GEOGRAPHIC INFORMATION
     ----------------------

Geographic information for the years ended December 31, 1994, 1995 and 1996, is summarized as follows:


                                                   1994        1995        1996
                                                 --------    --------    --------
     Net sales:
       United States
         Sales to unaffiliated
           customer                              $125,817    $148,355    $155,136
       Canada
         Sales to unaffiliated
           customers                                8,964       8,554       9,187
       Transfers to other
         geographic
           areas                                   16,949      16,530      14,531
       Eliminations                               (16,949)    (16,530)    (14,531)
                                                 --------    --------    --------
                                                 $134,781    $156,909    $164,323
                                                 ========    ========    ========

     Operating income:
       United States                             $ 17,174    $ 24,438    $ 21,379
       Canada                                       6,404       1,834         545
       Eliminations                                   102           -           -
                                                 --------    --------    --------
                                                 $ 23,680    $ 26,272    $ 21,924
                                                 ========    ========    ========


     Total assets:
       United States             $ 94,307     $154,486     $197,156
       Canada                      60,117       58,489       54,689
       Eliminations               (13,518)     (24,431)     (23,753)
                                 --------     --------      -------
                                 $140,906     $188,544     $228,092
                                 ========     ========     ========

Export sales from the United States totalled $6,177, $6,244 and $6,780 for the years ended December 31, 1994, 1995 and 1996, respectively.

20.  GUARANTOR/NON-GUARANTOR DISCLOSURES
     -----------------------------------

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

The following condensed consolidating information shows (a) Holdings on a parent company basis only as the parent guarantor (carrying its investment in subsidiary under the equity method), (b) Hines as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in the subsidiary non-guarantor under the equity method), (d) Sun Gro-Canada as subsidiary non-guarantor, (e) elimination's necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis as follows:

    . Condensed consolidating balance sheets as of December 31, 1995 and 1996;

    . Condensed consolidating statements of income and condensed consolidating statements of cash flows for the years ended December 31, 1994, 1995 and 1996.

    Consolidating Condensed Balance Sheet
    As of December 31, 1995:
    (Dollars in thousands)


                                                                                           Sun Gro
                                             Hines                          Sun Gro         Canada
                                            Holdings        Hines            U.S.         (Subsidiary
                                            (Parent      Horticulture     (Subsidiary        Non-                       Consolidated
                                           Guarantor)      (Issuer)        Guarantor)      Guarantor)     Eliminations      Total
                                          ------------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
  Cash                                    $      -        $    181         $     -          $     -         $      -       $    181
  Accounts receivable, net                       -           4,465           8,556            1,624                -         14,645
  Inventories                                    -          67,393           1,352            8,149                -         76,894
  Prepaid expenses and other current
    assets                                       -             691           1,394              761                -          2,846
  Defered income taxes                           -               -             418               72             (490)             -
                                          ------------------------------------------------------------------------------------------
                   Total current assets          -          72,730          11,720           10,606             (490)        94,566
                                          ------------------------------------------------------------------------------------------
FIXED ASSETS, net                                -          24,423           4,092           45,549                -         74,064
DEFERRED FINANCING EXPENSES, net                 -           5,573               -            1,466                -          7,039
GOODWILL, net                                    -          12,007               -              868                -         12,875
DEFERRED INCOME TAXES                            -             487               -                -             (487)             -
INVESTMENTS IN SUBSIDIARIES                 40,088          19,864           8,595                -          (68,547)             -
                                          ------------------------------------------------------------------------------------------
                                          $ 40,088        $135,084         $24,407           $58,489        $(69,524)      $188,544
                                          ==========================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
(DEFICIT)
------------------------------------

CURRENT LIABILITIES:
  Accounts payable                       $       -         $  2,731         $ 1,424          $ 2,298        $       -      $  6,453
  Accrued liabilities                            -            5,286           2,126            1,714                -         9,126
  Accrued payroll and benefits                   -            1,373             686              380                -         2,439
  Long-term debt, current portion                -            2,308               -            1,750                -         4,058
  Revolving line of credit                       -           11,813             880                -                -        12,693
  Deferred income taxes                          -           16,832               -                -             (490)       16,342
  Other liabilities                              -                -             630                -                -           630
  Intercompany accounts                     76,426          (85,019)         (8,703)          17,296                -             -
                                         -------------------------------------------------------------------------------------------
                   Total current
                     liabilities            76,426          (44,676)         (2,957)          23,438             (490)       51,741
                                         -------------------------------------------------------------------------------------------
LONG-TERM DEBT                                  -           144,492               -           13,250                -       157,742
DEFERRED INCOME TAXES                           -             1,439           1,243           13,206             (489)       15,399
CUMULATIVE REDEEMABLE SENIOR
  PREFERRED STOCK                          10,487                 -               -                -                -        10,487
CUMULATIVE REDEEMABLE JUNIOR
  PREFERRED STOCK                          20,973                 -               -                -                -        20,973
SHAREHOLDERS' EQUITY
  Common stock                                100             3,971          13,190            1,777          (18,938)          100
  Additional paid-in capital                8,440            21,364               -                -          (21,364)        8,440
  retained earnings (deficit)             (76,338)            8,494          12,931            6,818          (28,243)      (76,338)
                                         -------------------------------------------------------------------------------------------
                   Total shareholders'
                     equity (deficit)     (67,798)           33,829          26,121            8,595          (68,545)      (67,798)
                                         -------------------------------------------------------------------------------------------
                                         $ 40,088          $135,084         $24,407          $58,489         $(69,524)     $188,544
                                         ===========================================================================================

     Consolidating Condensed Balance Sheet
     as of December 31, 1996
     (Dollars in thousands)

                                                                                            Sun Gro
                                                   Hines                      Sun Gro        Canada
                                                 Holdings        Hines          U.S.       (Subsidiary
                                                  (Parent     Horticulture   (Subsidiary       Non-                    Consolidated
                                                 Guarantor)     (Issuer)     Guarantor)     Guarantor)   Eliminations      Total
                                                 ----------------------------------------------------------------------------------

ASSETS
------
CURRENT ASSETS:
  Cash                                            $      -     $       631    $      91     $     (91)    $       -    $     631
  Accounts receivable, net                               -           5,316        8,679         1,649             -       15,644
  Inventories                                            -          88,361        1,455         5,408             -       95,224
  Prepaid expenses and other current assets              -           1,074          991         1,112             -        3,177
  Deferred income taxes                                  -              50          603             -          (653)           -
                                                  ------------------------------------------------------------------------------
           Total current assets                          -          95,432       11,819         8,078          (653)     114,676
                                                  ------------------------------------------------------------------------------
FIXED ASSETS, net                                        -          32,851        4,540        44,479             -       81,870
DEFERRED FINANCING EXPENSES, net                         -           5,020           43         1,289             -        6,352
OTHER ASSETS                                           577               -           36             -             -          613
GOODWILL, net                                            -          23,738            -           843             -       24,581
DEFERRED INCOME TAXES                                    -          10,163            -             -       (10,163)           -
INVESTMENTS IN SUBSIDIARIES                         40,296          15,606        7,729             -       (63,631)           -
                                                  ------------------------------------------------------------------------------
                                                  $ 40,873     $   182,810    $  24,167     $  54,689     $ (74,447)   $ 228,092
                                                  ==============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
  Accounts payable                                $      -     $     4,048    $   1,426     $   2,401     $       -    $   7,875
  Accrued liabilities                                    -           2,718        2,127           513             -        5,358
  Accrued payroll and benefits                           -           4,270        1,318           369             -        5,957
  Long-Term debt, current portion                        -           2,147            -         2,750             -        4,897
  Revolving line of credit                               -          24,201        5,156             -             -       29,357
  Deferred income taxes                                  -          31,942            -           113          (653)      31,402
  Other liabilities                                      -               -           63           206             -          269
  Intercompany accounts                             56,671         (65,199)      (9,023)       17,551             -            -
                                                  ------------------------------------------------------------------------------
           Total current liabilities                56,671           4,127        1,067        23,903          (653)      85,115
                                                  ------------------------------------------------------------------------------
LONG-TERM DEBT                                           -         142,269            -        10,500             -      152,769
DEFERRED INCOME TAXES                                    -           2,377        1,235        12,557       (10,163)       6,006
CUMULATIVE REDEEMABLE SENIOR
  PREFERRED STOCK                                   30,921               -            -             -             -       30,921
CUMULATIVE REDEEMABLE JUNIOR
  PREFERRED STOCK                                   23,989               -            -             -             -       23,989
SHAREHOLDERS' EQUITY
  Common stock                                         102           3,971       11,414             -       (15,385)         102
  Additional paid-in capital                         5,600          21,364        5,793         1,777       (28,934)       5,600
  Retained earnings (deficit)                      (76,410)          8,702        4,658         5,952       (19,312)     (76,410)
                                                  ------------------------------------------------------------------------------
           Total shareholders' equity (deficit)   $(70,708)         34,037       21,865         7,729       (63,631)     (70,708)
                                                  ==============================================================================
                                                  $ 40,873     $   182,810    $  24,167     $  54,689     $ (74,447)   $ 228,092
                                                  ==============================================================================

                                     F-30

Consolidating Condensed Statement of Income
For the year ended December 31, 1994
(Dollars in thousands)

                                                                                                Sun Gro
                                                          Hines                    Sun Gro      Canada
                                                         Holdings      Hines         U.S.     (Subsidiary
                                                         (Parent   Horticulture  (Subsidiary     Non-                   Consolidated
                                                        Guarantor)   (Issuer)     Guarantor)   Guarantor)  Eliminations    Total
                                                        ----------------------------------------------------------------------------
SALES, NET                                               $    --     $62,888       $62,929      $25,913      ($16,949)    $134,781
COST OF GOODS SOLD                                            --      32,294        29,875       15,607       (16,949)      60,827
                                                         -------------------------------------------------------------------------
    Gross Profit                                              --      30,594        33,054       10,306            --       73,954
OPERATING EXPENSES                                            --      18,698        30,921        1,230          (575)      50,274
                                                         -------------------------------------------------------------------------
    Operating Income                                          --      11,896         2,133        9,076           575       23,680
                                                         -------------------------------------------------------------------------
OTHER EXPENSES:
  Interest                                                    --       4,506           602        2,345           102        7,555
  Other, net                                              (5,422)     (4,189)       (7,388)       2,996        15,870        1,867
                                                         -------------------------------------------------------------------------
                                                          (5,422)        317        (6,786)       5,341        15,972        9,422
                                                         -------------------------------------------------------------------------
Income (loss) before provision for income taxes,
  minority interest, income from discontinued
  operations and extraordinary loss                        5,422      11,579         8,919        3,735       (15,397)      14,258
PROVISION FOR (RECOVERY) OF
  INCOME TAXES                                                --       2,315         2,451       (1,131)           --        3,635
                                                         -------------------------------------------------------------------------
Income (loss) before minority interest, income
  from discontinued operations and extraordinary loss      5,422       9,264         6,468        4,866       (15,397)      10,623
MINORITY INTEREST IN EARNINGS OF
  SUBSIDIARIES                                                --          --            --           --         2,740        2,740
                                                         -------------------------------------------------------------------------
Income (loss) before income from discontinued
  operations and extraordinary loss                        5,422       9,264         6,468        4,866       (18,137)       7,883
                                                         -------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS,
  net of tax                                                  --          --            --          (26)           --          (26)
                                                         -------------------------------------------------------------------------
Income (loss) before extraordinary loss                    5,422       9,264         6,468        4,892       (18,137)       7,909
Extraordinary loss, net of tax                                --       2,487            --           --            --        2,487
                                                         -------------------------------------------------------------------------
NET INCOME (LOSS)                                        $ 5,422     $ 6,777       $ 6,468      $ 4,892      ($18,137)    $  5,422
                                                         =========================================================================


Consolidating Condensed Statement of Income                                                  Sun Gro
For the year ended December 31, 1996                 Hines                     Sun Gro       Canada
(in thousands)                                      Holdings      Hines          U.S.      (Subsidiary
                                                    (Parent)  Horticulture   (Subsidiary)      Non-                  Consolidated
                                                   Guarantor)   (Issuer)      Guarantor)    Guarantor) Eliminations     Total
                                                   ------------------------------------------------------------------------------
SALES, NET                                           $  -        $ 87,222       $ 61,133     $ 25,084   ($ 16,530)     $156,909
COST OF GOODS SOLD                                      -          42,874         30,886       15,015     (16,530)       72,245
                                                  ------------------------------------------------------------------------------
                                     Gross Profit       -          44,348         30,247       10,069      -             84,664
OPERATING EXPENSES                                      -          24,786         25,371        8,235      -             58,392
                                                  ------------------------------------------------------------------------------
                                 Operating income       -          19,562          4,876        1,834      -             26,272
OTHER EXPENSES:
 Interest                                               -          11,031            486        1,757      -             13,274
 Interest - intercompany                                -            (343)           284           59
 Other, net                                             (2,427)     1,021         (1,269)         364       6,868         4,557
                                                  ------------------------------------------------------------------------------
                                                        (2,427)    11,709           (499)       2,180       6,868        17,831
                                                  ------------------------------------------------------------------------------

Income (loss) before provision for income taxes,
  minority interest, income from discontinued
  operations and extraordinary loss                      2,427      7,853          5,375         (346)     (6,868)        8,441
PROVISION FOR (RECOVERY) OF INCOME TAXES                -           1,655            841          354      -              2,850
                                                  ------------------------------------------------------------------------------
Income (loss) before minority interest,
  income from discontinued operations and
  extraordinary loss                                     2,427      6,198          4,534         (700)     (6,868)        5,591
MINORITY INTEREST IN EARNINGS OF SUBSIDIARIES           -          -              -            -            3,958         3,958
                                                  ------------------------------------------------------------------------------
Income (loss) before income from discontinued
  operations and extraordinary loss                      2,427      6,198          4,534         (700)    (10,826)        1,633
                                                  ------------------------------------------------------------------------------
INCOME FROM DISCONTINUED OPERATIONS, net of tax         -          -              -            (3,307)     -             (3,307)
                                                  ------------------------------------------------------------------------------
Income (loss) before extraordinary loss                  2,427      6,198          4,534        2,607     (10,826)        4,940
Extraordinary loss, net of tax                          -           1,101            176        1,236      -              2,513
                                                  ------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $   2,427   $  5,097       $  4,358     $  1,371   ($ 10,826)     $  2,427
                                                  ==============================================================================


Consolidating Condensed Statement of Income                                                 Sun Gro
For the year ended December 31, 1996                 Hines                      Sun Gro      Canada
(in thousands)                                      Holdings      Hines           U.S.     (Subsidiary
                                                    (Parent)  Horticulture    (Subsidiary)     Non-                  Consolidated
                                                   Guarantor)    (Issuer)      Guarantor)   Guarantor) Eliminations     Total
                                                   ------------------------------------------------------------------------------
SALES, NET                                           $  -        $ 92,214       $ 62,922     $ 23,718   ($ 14,531)     $164,323
COST OF GOODS SOLD                                      -          45,650         33,544       16,149     (14,531)       80,812
                                                  ------------------------------------------------------------------------------
                                     Gross Profit       -          46,564         29,378        7,569      -             83,511
OPERATING EXPENSES                                      -          26,393         28,170        7,024      -             61,587
                                                  ------------------------------------------------------------------------------
                                 Operating income       -          20,171          1,208          545      -             21,924
                                                  ------------------------------------------------------------------------------

OTHER EXPENSES:
 Interest                                               -          18,420            536        1,184      -             20,140
 Interest - intercompany                                -            (672)           552          120      -             -
 Other, net                                               (208)     1,485            867          299      (1,503)          940
                                                  ------------------------------------------------------------------------------
                                                          (208)    19,233          1,955        1,603      (1,503)       21,080
                                                  ------------------------------------------------------------------------------

Income (loss) before provision for income taxes,           208        938           (747)      (1,058)      1,503           844
PROVISION FOR (RECOVERY) OF INCOME TAXES                -             730             98         (192)     -                636
                                                  ------------------------------------------------------------------------------
NET INCOME (LOSS)                                    $     208   $    208          ($845)       ($866)   $  1,503      $    208
                                                  ==============================================================================

     Consolidating Condensed Statement of Cash Flows for the year ended December 31, 1994
     (Dollars in thousands)

                                                                                            Sun-Gro
                                                   Hines                      Sun Gro        Canada
                                                 Holdings        Hines          U.S.       (Subsidiary
                                                  (Parent     Horticulture   (Subsidiary       Non-                    Consolidated
                                                 Guarantor)     (Issuer)     Guarantor)     Guarantor)   Eliminations      Total
                                                 ----------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:  $      -     $     4,099    $  10,873     $   1,406     $   1,972    $  18,350
                                                 ----------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                               -          (4,696)        (802)       (1,400)            -       (6,898)
  Acquisitions, net of cash acquired                     -            (686)           -             -             -         (686)
  Advances to affiliates                                 -               -         (610)            -           610            -
  Proceeds from tax sharing agreement                    -           2,132            -             -        (2,132)           -
                                                  ------------------------------------------------------------------------------
           Net cash used in investing activities         -          (3,250)       (1,412)      (1,400)       (1,522)      (7,584)
                                                  ------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments on) revolving
    line of credit                                       -               -        (4,331)      (5,200)            -       (9,531)
  Proceeds from the issuance of long-term debt           -          39,800             -            -             -       39,800
  Repayments of long-term debt                           -         (31,498)       (4,800)      (7,448)            -      (43,746)
  Proceeds from other financing arrangements             -               -             -       11,246             -       11,246
  Deferred financing costs                               -          (1,203)            -            -             -       (1,203)
  Dividends paid                                         -         (12,000)            -            -         4,000       (8,000)
  Intercompany                                           -             450             -            -          (450)           -
  Other                                                  -           2,840             -            -        (4,000)      (1,160)
                                                  ------------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                             -          (1,611)       (9,131)      (1,402)         (450)     (12,594)
                                                  ------------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                          -            (762)          330       (1,396)            -       (1,828)
CASH AND CASH EQUIVALENTS, beginning of year             -             863         1,095        2,520             -        4,478
                                                  ------------------------------------------------------------------------------
CASH AND CASH EQUIVALENTS, end of year            $      -     $       101    $   1,425     $   1,124     $       -    $   2,650
                                                  ==============================================================================

                                     F-33

Consolidating Condensed Statement of Cash Flows
For the year ended December 31, 1995
(Dollars in thousands)

                                                                                                Sun Gro
                                                          Hines                    Sun Gro      Canada
                                                         Holdings      Hines         U.S.     (Subsidiary
                                                         (Parent    Horticulture  (Subsidiary    Non-                   Consolidated
                                                        Guarantor)    (Issuer)     Guarantor)  Guarantor)  Eliminations    Total
                                                        ----------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:         $  4,000     $  10,608     $(6,649)    $  5,807     $(4,000)     $   9,766
                                                         --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                     --        (2,970)     (1,007)      (2,290)         --         (6,267)
  Acquisitions, net of cash acquired                           --        (3,498)         --           --          --         (3,498)
                                                         --------------------------------------------------------------------------
    Net cash used in investing activities                      --        (6,468)     (1,007)      (2,290)         --         (9,765)
                                                         --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments on) revolving line of credit       --        (3,987)     (1,698)          --          --         (5,685)
  Proceeds from the issuance of long-term debt                 --       240,000          --       15,000          --        255,000
  Repayments of long-term debt                                 --      (146,799)         --      (17,768)      4,000       (160,567)
  Deferred financing costs                                     --        (8,257)         --       (1,576)         --         (9,833)
  Repurchase and retirement of stock                      (91,938)           --          --           --          --        (91,938)
  Issuance of preferred and common stock                   11,673            --          --           --          --         11,673
  Intercompany                                             76,426       (85,019)      7,583        1,010          --             --
  Other                                                      (161)            2         346       (1,307)         --         (1,120)
                                                         --------------------------------------------------------------------------
    Net cash provided by (used in) financing activities    (4,000)       (4,060)      6,231       (4,641)      4,000         (2,470)
                                                         --------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                --            80      (1,425)      (1,124)         --         (2,469)
CASH AND CASH EQUIVALENTS, beginning of year                   --           101       1,425        1,124          --          2,650
                                                         --------------------------------------------------------------------------
CASH, end of year                                        $     --     $     181     $    --     $     --     $    --      $     181
                                                         ==========================================================================

Consolidating Condensed Statement of Cash Flows
For the year ended December 31, 1996
(Dollars in thousands)

                                                                                                Sun Gro
                                                          Hines                    Sun Gro      Canada
                                                         Holdings      Hines         U.S.     (Subsidiary
                                                         (Parent    Horticulture  (Subsidiary    Non-                   Consolidated
                                                        Guarantor)    (Issuer)     Guarantor)  Guarantor)  Eliminations    Total
                                                        ----------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:         $   (577)     $ (8,963)    $   884     $ 3,084      $ 4,016      $ (1,556)
                                                         --------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                     --        (5,761)     (1,446)     (1,370)          --        (8,577)
  Acquisitions, net of cash acquired                           --       (21,915)         --          --           --       (21,915)
                                                         --------------------------------------------------------------------------
    Net cash used in investing activities                      --       (27,676)     (1,446)     (1,370)          --       (30,492)
                                                         --------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments on) revolving line of credit       --        12,388       4,276          --           --        16,664
  Repayments of long-term debt                                 --        (2,459)         --      (1,750)          --        (4,209)
  Deferred financing costs                                     --           (87)        (44)       (122)          --          (253)
  Dividends received (paid)                                    --         7,427      (7,427)         --           --            --
  Repurchase and retirement of stock                         (280)           --          --          --           --          (280)
  Issuance of preferred and common stock                   20,612            --       4,016          --       (4,016)       20,612
  Intercompany                                            (19,755)       19,820        (132)         67           --            --
  Other                                                        --            --         (36)         --           --           (36)
                                                         --------------------------------------------------------------------------
    Net cash provided by (used in) financing activities       577        37,089         653       (1,805)     (4,016)       32,498
                                                         --------------------------------------------------------------------------
NET INCREASE (DECREASE) IN CASH                                --           450          91          (91)         --           450
CASH, beginning of year                                        --           181          --           --          --           181
                                                         --------------------------------------------------------------------------
CASH, end of year                                        $     --      $    631     $    91     $    (91)    $    --      $    631
                                                         ==========================================================================


                               INDEX TO EXHIBITS

3.1   Restated Articles of Incorporation of Holdings.

3.2   By-laws of Holdings.*

4.1 Indenture dated as of October 19, 1995 between Hines Horticulture, Holdings and Sun Gro and IBJ Schroder Bank & Trust Company, as trustee (including form of Exchange Note and Senior Subordinated Guarantees).*

4.2 Purchase Agreement dated October 16, 1995 between Hines Horticulture, Holdings and Sun Gro and BT Securities Corporation and Bear, Stearns & Co. Inc.*

4.3 Registration Rights Agreement dated as of October 19, 1995 between Hines Horticulture, Holdings and Sun Gro and BT Securities Corporation and Bear, Stearns & Co. Inc.*

4.4 Credit Agreement dated as of August 4, 1995 among Hines Horticulture, Sun Gro-U.S., Sun Gro-Canada, various lending institutions and BT Commercial Corporation as Agent (the "Credit Agreement").*

4.5   First Amendment to Credit Agreement dated as of October 11, 1995.*

4.6   Second Amendment to Credit Agreement dated as of October 26, 1995.*

4.7   Third Amendment to Credit Agreement dated as of March 15, 1996.

4.8   Fourth Amendment to Credit Agreement dated as of April 28, 1996.

4.9   Fifth Amendment to Credit Agreement dated as of November 14, 1996.

4.10  Sixth Amendment to Credit Agreement dated as of February __, 1997.

4.11 Company Security Agreement dated as of August 4, 1995 by and between Hines Horticulture and BT Commercial Corporation as agent.*

4.12 Domestic Subsidiary Security Agreement dated as of August 4, 1995 by and between Sun Gro-U.S. and BT Commercial Corporation as agent.*

4.13 Company Pledge Agreement dated as of August 4, 1995 by and between Hines Horticulture and BT Commercial Corporation as agent, as amended by Company Pledge Agreement dated as of October 19, 1995.*

4.14 Domestic Subsidiary Pledge Agreement dated as of August 4, 1995 by and between Sun Gro-U.S. and BT Commercial Corporation as agent.*

4.15 Company Guaranty dated as of August 4, 1995 by Hines Horticulture in favor of BT Commercial Corporation as agent.*

4.16 Domestic Subsidiary Guaranty dated as of August 4, 1995 by Sun Gro, Agri Holdings Inc., Oregon Garden Products Inc. and Gaston-Fulshear Corporation in favor of BT Commercial Corporation as agent.*

10.1 Acquisition Agreement dated as of July 20, 1995 by and among Holdings, Madison Dearborn Capital Partners, Inc. and Hines Horticulture, Inc. as amended by Amendment No. 1 to Acquisition Agreement dated as of August 4, 1995.*

10.2 Stockholders Agreement dated as of August 4, 1995 by and among Holdings and the other parties signatory thereto.*

10.3  Amendment No. 1 to Stockholders Agreement dated as of November 27, 1996.

10.4 Employment Agreement dated as of August 3, 1995 between Hines Horticulture and Douglas D. Allen.*+

10.5 Employment Agreement dated as of August 3, 1995 between Hines Horticulture and Stephen P. Thigpen.*+

10.6 Employment Agreement dated as of August 4, 1995 between Sun Gro-U.S. and Michael R. Crowe.*+

10.7  Sun Gro Horticulture Inc. U.S. Executive Supplemental Retirement Plan.*+

10.8  Hines Horticulture, Inc. Executive Variable Compensation Plan.*+

10.9  Sun Gro Horticulture Inc. Executive Bonus Plan.*+

10.10 Purchase and Sale Agreement dated as of August 4, 1995 by and between Oregon Garden Products, Inc., as seller, and Blooming Farm, Inc., as buyer.*

10.11 Promissory Note dated August 4, 1995, from Blooming Farm, Inc., as maker, to Oregon Garden Products, Inc., as seller, and Blooming Farm, Inc., as buyer.*

10.12 Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Financing Statement dated August 4, 1995 from Blooming Farm, Inc., as trustor, to Ticor Title Insurance Company, as trustee, and Oregon Garden Products, Inc., as beneficiary.*

10.13 Agricultural Lease dated as of August 4, 1995 between Blooming Farm, Inc., as lessor, and Oregon Garden Products, Inc., as lessee.*

10.14 Asset Purchase Agreement among Iverson Perennial Gardens, Inc., Ronald
      C. Iverson and Hines Horticulture, Inc. dated as of August 30, 1996.

10.15 Stock Purchase Agreement dated as of November 27, 1996 by and among Flynn Industries, Inc., Andrew M. Clarkson, William C. Rowe, Kent V. Berchiolli, Merle E. Welti and Hines Horticulture.

10.16 Purchase Agreement by and among Holdings, California State Teachers' Retirement System, Chilmark Fund II L.P., and MDCP dated as of November 27, 1996.

10.17 Stock Purchase Warrants dated as of November 27, 1996 of the Company in favor of MDCP.

10.18 Stock Purchase Warrant dated as of November 27, 1996 of the Company in favor of California State Teachers' Retirement System.

12.1  Statement re Computation of Ratios.

16.1  Letter from Arthur Andersen LLP re change in certifying accountants.

21.1  Subsidiaries of Holdings.*

27.1  Financial Data Schedule.

___________

    * Incorporated by reference to Registration Statement on Form S-4, File No. 33-99452, filed on November 15, 1995 and amended on December 22, 1995 and January 8, 1996.

    + Management contract or compensatory plan or arrangement.