Form 10-Q
period 1997-03-31
HINES HOLDINGS INC
filed 1997-05-15
CIK 1003619

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                      For the quarter ended March 31, 1997

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

                                Yes (X)  No ( )

     As of May 1, 1997 there were 10,226,184 shares of Common Stock of Hines Holdings, Inc., par value $.01 per share, outstanding and 20,498,816 shares of 12% Cumulative Redeemable Junior Preferred Stock of Hines Holdings, Inc., par value $.01 per share, outstanding. As of such date, none of such shares were held by persons other than affiliates and employees of the registrant, and there was no public market for such shares.

================================================================================

                              HINES HOLDINGS, INC.

                                     Index

                         Part I. Financial Information


Item 1.    Financial Statements                                         Page No.
                                                                        --------

           Condensed Consolidated Balance Sheets as of
           December 31, 1996 and March 31, 1997                            1

           Condensed Consolidated Statements of Operations and
           Deficit for the Three Months Ended March 31, 1996
           and 1997                                                        3

           Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 1996 and 1997                      4

           Notes to the Condensed Consolidated Financial Statements        5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                      12


                           Part II. Other Information


Item 6.    Exhibits and Reports on Form 8-K                               14

           Signature                                                      16



Note: Items 1, 2, 3, 4 and 5 of Part II are omitted because they are not applicable.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 1996 and March 31, 1997

                  ASSETS                        December 31, 1996   March 31, 1997
                  ------                                             (unaudited)
                                                -----------------   --------------
                                                      (Dollars in thousands)
CURRENT ASSETS:
   Cash                                              $    631            $   -
   Accounts receivable, net of allowance for
     doubtful accounts of $1,019 and $1,082            15,644              46,485
   Inventories                                         95,224             101,799
   Prepaid expenses and other current assets            3,177               2,570
                                                     --------            --------

        Total current assets                          114,676             150,854
                                                     --------            --------


FIXED ASSETS, net of accumulated depreciation
  and depletion of $14,169 and $15,647                 81,870              82,706



DEFERRED FINANCING EXPENSES, net of
  accumulated amortization of $1,235 and $1,486         6,352               6,481


OTHER ASSETS                                              613                 613


GOODWILL                                               24,581              24,592
                                                     --------            --------

                                                     $228,092            $265,246
                                                     ========            ========

  See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 1996 and March 31, 1997

     LIABILITIES AND SHAREHOLDERS' DEFICIT
     -------------------------------------                December 31, 1996                     March 31, 1997
                                                                                                  (unaudited)
                                                          -------------------                   ----------------
                                                              (Dollars in thousands except share data)

CURRENT LIABILITIES:
  Accounts payable                                                   $  7,875                           $ 14,381
  Accrued liabilities                                                   5,358                              9,156
  Accrued payroll and benefits                                          5,957                              5,712
  Long-term debt, current portion                                       4,897                              4,880
  Revolving line of credit                                             29,357                             56,527
  Deferred income taxes                                                31,402                             31,304
  Other liabilities                                                       269                                 85
                                                          -------------------                   ----------------
               Total current liabilities                               85,115                            122,045
                                                          -------------------                   ----------------

LONG-TERM DEBT                                                        152,769                            152,670

DEFERRED INCOME TAXES                                                   6,006                              6,049

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED
  STOCK 12 PERCENT, par value $.01 per share;
  liquidation preference of $1,000 per share; 30,000
  shares authorized; 30,000 shares issued
  at December 31, 1996 and March 31, 1997                              30,921                             31,866

CUMULATIVE REDEEMABLE JUNIOR PREFERRED
  STOCK 12 PERCENT, par value $.01 per share;
  liquidation preference of $1 per share; 22,000,000
  shares authorized; 20,498,816 shares issued
  at December 31, 1996 and March 31, 1997                              23,989                             24,709

SHAREHOLDERS' DEFICIT
     Common Stock
      Authorized - 30,000,000 shares  $.01 par value;
      Issued and outstanding - 10,226,184 at
      December 31, 1996 and March 31, 1997                                102                                102

     Additional paid-in capital                                         5,600                              3,935

     Deficit                                                          (76,410)                           (76,130)
                                                          --------------------                  -----------------

        Total shareholders' deficit                                   (70,708)                           (72,093)
                                                          --------------------                  -----------------

                                                                    $ 228,092                          $ 265,246
                                                          ====================                  =================


     See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                  Three Months Ended March 31, 1996 and 1997
                                  (Unaudited)

                                                         Three Months Ended March 31
                                              ------------------------------------------------
                                                    1996                           1997
                                              ----------------              ------------------
                                                (Dollars in thousands except per share data)
SALES, NET                                            $40,357                         $47,767

COST OF GOODS SOLD                                     20,307                          24,931
                                              ----------------              ------------------
                         Gross Profit                  20,050                          22,836
                                              ----------------              ------------------
SELLING AND DISTRIBUTION EXPENSES                      11,418                          12,486
GENERAL AND ADMINISTRATIVE EXPENSES                     4,488                           4,701
                                              ----------------              ------------------
             Total operating expenses                  15,906                          17,187
                                              ----------------              ------------------
                     Operating income                   4,144                           5,649
                                              ----------------              ------------------
OTHER EXPENSES:
   Interest                                             5,092                           5,238
   Amortization of deferred financing expenses            222                             250
                                              ----------------              ------------------
                                                        5,314                           5,488
                                              ----------------              ------------------
(Loss) income before income tax benefit                (1,170)                            161

INCOME TAX BENEFIT                                       (404)                           (119)
                                              ----------------              ------------------
NET INCOME (LOSS)                                        (766)                            280
Less: Preferred stock dividends                          (900)                         (1,647)
                                              ----------------              ------------------
NET LOSS applicable to common stock                   ($1,666)                        ($1,367)
                                              ================              ==================
Net loss per common share                              ($0.17)                         ($0.13)
                                              ================              ==================
Weighted average shares outstanding                10,000,000                      10,226,184
                                              ================              ==================

DEFICIT, beginning of period                         ($76,338)                       ($76,410)
NET INCOME (LOSS) during the period                      (766)                            280
Repurchase and retirement of stock                       (280)                              -
                                              ----------------              ------------------
DEFICIT, end of period                               ($77,384)                       ($76,130)
                                              ================              ==================

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1996 and 1997
                                  (Unaudited)

                                                                        Three Months Ended March 31
                                                                       -----------------------------
                                                                          1996                1997
                                                                       ---------            --------
                                                                          (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (loss)                                                       ($766)            $    280
  Adjustments to reconcile net income to
   net cash used in operating activities -
    Depreciation, depletion and amortization                              1,465                1,747
    Deferred income taxes                                                  (527)                 (58)
    Other                                                                   266                   46
                                                                       --------             --------
                                                                            438                2,015

CHANGE IN WORKING CAPITAL ACCOUNTS:
  Accounts receivable                                                   (23,246)             (30,840)
  Inventories                                                            (4,351)              (6,576)
  Prepaid expenses and other assets                                        (208)                 561
  Accounts payable and accrued liabilities                                6,481               10,070
  Other liabilities                                                        (450)                (184)
                                                                       --------             --------
                 Net cash used in operating activities                  (21,336)             (24,954)
                                                                       --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                               (1,654)              (2,352)
                                                                       --------             --------
                 Net cash used in investing activities                   (1,654)              (2,352)
                                                                       --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                                 43,474               46,740
  Repayments on revolving line of credit                                (19,787)             (19,570)
  Repayments of long-term debt                                             (598)                (116)
  Deferred financing costs                                                    -                 (379)
  Repurchase and retirement of stock                                       (280)                   -
                                                                       --------             --------
                 Net cash provided by financing activities               22,809               26,675
                                                                       --------             --------

NET DECREASE IN CASH                                                       (181)                (631)

CASH beginning of period                                                    181                  631
                                                                       --------             --------
CASH end of period                                                     $      -             $      -
                                                                       ========             ========


  See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              HINES HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1996 AND 1997
                                  (UNAUDITED)



1.   Description of Business:
     ------------------------

     Hines Holdings, Inc. (Holdings) produces and distributes horticultural products through its two operating divisions, Hines Nurseries (Hines) and Sun Gro Horticulture (Sun Gro). The business of Hines is conducted through Hines Horticulture, Inc. (Hines Horticulture) and the business of Sun Gro is conducted through Sun Gro Horticulture Inc., a wholly owned subsidiary of Hines Horticulture, (Sun Gro-U.S.), and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. (Sun Gro-Canada). Holdings, together with Hines, Sun Gro and Sun Gro-Canada, are hereafter collectively referred to as "the Company."

     Hines is a leading national supplier of ornamental, container-grown plants with nursery facilities located in California, Oregon, Texas and South Carolina. Hines markets its products to retail merchandisers in North America.

     Sun Gro produces, markets and distributes a range of peat-based horticulture products for both retail and professional customers. Sun Gro markets its products in North America and various international markets. Manufacturing is conducted in facilities located in Canada and the United States.


2.   Unaudited Financial Information:
     --------------------------------

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations, and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on March 31, 1997 by Hines Holdings, Inc. under the Securities Exchange Act of 1934, as amended, have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Inventories:
     ------------

     As of December 31, 1996 and March 31, 1997, inventories consist of the following (dollars in thousands):

                                    December 31,        March 31,
                                        1996              1997
                                    ------------        ---------

          Nursery stock                  $85,611         $ 92,254
          Finished goods                   2,975            3,092
          Materials and supplies           6,638            6,453
                                         -------         --------
                                         $95,224         $101,799
                                         =======         ========

4.   Earnings (Loss) Per Share:
     --------------------------

     Earnings (loss) per share are computed by dividing the net income (loss), after deduction for preferred dividends, by the weighted average shares outstanding. Fully-diluted earnings per share is not presented since inclusion of the outstanding warrants would be anti-dilutive.


5.   Guarantor/Non-Guarantor Disclosures:
     ------------------------------------

     The 11.75% Senior Subordinated Notes issued by Hines Horticulture, Inc. (the issuer) have been guaranteed by Holdings (the parent guarantor) and by Sun Gro-U.S. (the subsidiary guarantor). The issuer and the subsidiary guarantor are direct and indirect wholly owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional, and joint and several. Separate financial statements of Hines and Sun Gro-U.S. are not presented and Hines and Sun Gro-U.S. are not filing separate reports under the Securities Exchange Act of 1934 because management believes that they would not be material to investors.

     Holdings has no material assets other than the common stock of Hines, and accordingly, its ability to perform under the guarantee will be dependent on the financial condition and net worth of Hines Horticulture. The Senior Subordinated Notes are not guaranteed by Sun Gro-Canada (the subsidiary non-guarantor) or its subsidiaries.

     The following condensed consolidating information shows (a) Holdings on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in the subsidiary non-guarantor under the equity method), (d) Sun Gro-Canada as subsidiary non-guarantor, (e) eliminations necessary to arrive at the information basis and (f) the parent guarantor on a consolidated basis as follows:

 .    Condensed consolidating balance sheets as of December 31, 1996 and March
     31, 1997 (unaudited);

 .    Condensed unaudited consolidating statements of operations and retained earnings (deficit) and condensed unaudited consolidating statements of cash flows for the three month periods ended March 31, 1996 and 1997.

Supplemental Condensed Consolidating Balance Sheets
As of December 31, 1996
(Dollars in thousands)


                                                                                                                        Sun Gro
                                                                       Hines                           Sun Gro          Canada
                                                                     Holdings           Hines            U.S.         (Subsidiary
                                                                      (Parent        Horticulture    (Subsidiary         Non-
                                                                     Guarantor)         (Issuer)       Guarantor)       Guarantor)
                                                                     ------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
   Cash                                                              $        -       $      631     $       91        $    (91)
   Accounts receivable, net                                                   -            5,316          8,679           1,649
   Inventories                                                                -           88,361          1,455           5,408
   Prepaid expenses and other current assets                                  -            1,074            991           1,112
   Deferred income taxes                                                      -               50            603               -
                                                                     -----------------------------------------------------------
                                        Total current assets                  -           95,432         11,819           8,078
                                                                     -----------------------------------------------------------
FIXED ASSETS, net                                                             -           32,851          4,540          44,479
DEFERRED FINANCING EXPENSES, net                                              -            5,020             43           1,289
OTHER ASSETS                                                                577                -             36               -
GOODWILL, net                                                                 -           23,738              -             843
DEFERRED INCOME TAXES                                                         -           10,163              -               -
INVESTMENTS IN SUBSIDIARIES                                              40,296           15,606          7,729               -
                                                                     -----------------------------------------------------------
                                                                     $    40,873      $   182,810    $    24,167      $  54,689
                                                                     ===========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                  $        -       $    4,048     $    1,426       $   2,401
   Accrued liabilities                                                        -            2,718          2,127             513
   Accrued payroll and benefits                                               -            4,270          1,318             369
   Long-term debt, current portion                                            -            2,147              -           2,750
   Revolving line of credit                                                   -           24,201          5,156               -
   Deferred income taxes                                                      -           31,942              -             113
   Other liabilities                                                          -                -             63             206
   Intercompany accounts                                                 56,671          (65,199)        (9,023)         17,551
                                                                     -----------------------------------------------------------
                                 Total current liabilities               56,671            4,127          1,067          23,903
                                                                     -----------------------------------------------------------
LONG-TERM DEBT                                                                -          142,269              -          10,500
DEFERRED INCOME TAXES                                                         -            2,377          1,235          12,557
CUMULATIVE REDEEMABLE SENIOR
   PREFERRED STOCK                                                       30,921                -              -               -
CUMULATIVE REDEEMABLE JUNIOR
   PREFERRED STOCK                                                       23,989                -              -               -
SHAREHOLDERS' EQUITY
   Common stock                                                             102            3,971         11,414               -
   Additional paid-in capital                                             5,600           21,364          5,793           1,777
   Retained earnings (deficit)                                          (76,410)           8,702          4,658           5,952
                                                                     -----------------------------------------------------------
                          Total shareholders' equity (deficit)          (70,708)          34,037         21,865           7,729
                                                                     -----------------------------------------------------------
                                                                     $   40,873       $  182,810     $   24,167       $  54,689
                                                                     ===========================================================


ASSETS                                                                                                             Consolidated
------                                                                                      Eliminations               Total
CURRENT ASSETS:                                                                             ------------------------------------
   Cash                                                                                     $         -              $      631
   Accounts receivable, net                                                                           -                  15,644
   Inventories                                                                                        -                  95,224
   Prepaid expenses and other current assets                                                          -                   3,177
   Deferred income taxes                                                                           (653)                      -
                                                                                            ------------------------------------
                                        Total current assets                                       (653)                114,676
                                                                                            ------------------------------------
FIXED ASSETS, net                                                                                     -                  81,870
DEFERRED FINANCING EXPENSES, net                                                                      -                   6,352
OTHER ASSETS                                                                                          -                     613
GOODWILL, net                                                                                         -                  24,581
DEFERRED INCOME TAXES                                                                           (10,163)                      -
INVESTMENTS IN SUBSIDIARIES                                                                     (63,631)                      -
                                                                                            ------------------------------------
                                                                                            $   (74,447)             $  228,092
                                                                                            ====================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                                                                         $         -              $    7,875
   Accrued liabilities                                                                                -                   5,358
   Accrued payroll and benefits                                                                       -                   5,957
   Long-term debt, current portion                                                                    -                   4,897
   Revolving line of credit                                                                           -                  29,357
   Deferred income taxes                                                                           (653)                 31,402
   Other liabilities                                                                                  -                     269
   Intercompany accounts                                                                              -                       -
                                                                                            ------------------------------------
                                        Total current liabilities                                  (653)                 85,115
                                                                                            ------------------------------------
LONG-TERM DEBT                                                                                        -                 152,769
DEFERRED INCOME TAXES                                                                           (10,163)                  6,006
CUMULATIVE REDEEMABLE SENIOR
   PREFERRED STOCK                                                                                    -                  30,921
CUMULATIVE REDEEMABLE JUNIOR
   PREFERRED STOCK                                                                                    -                  23,989
SHAREHOLDERS' EQUITY
   Common stock                                                                                 (15,385)                    102
   Additional paid-in capital                                                                   (28,934)                  5,600
   Retained earnings (deficit)                                                                  (19,312)                (76,410)

                           Total shareholders' equity (deficit)                                 (63,631)                (70,708)
                                                                                            ------------------------------------
                                                                                            $   (74,447)             $  228,092
                                                                                            ====================================

Supplemental Condensed Consolidating Balance Sheets
  As of March 31, 1997
  (Unaudited)
  (Dollars in thousands)

                                                                                         Sun Gro
                                                  Hines                    Sun Gro       Canada
                                                 Holdings     Hines         U.S.       (Subsidiary
                                                 (Parent   Horticulture  (Subsidiary      Non-                     Consolidated
                                                Guarantor)   (Issuer)    Guarantor)    Guarantor)   Eliminations      Total
                                                -------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash                                          $      -   $          -   $       -     $       -   $          -   $          -
  Accounts receivable, net                             -         26,661      16,675         3,149              -         46,485
  Inventories                                          -         95,697       1,116         4,986              -        101,799
  Prepaid expenses and other current assets            -            661         975           934              -          2,570
  Deferred income taxes                                -             50         603             -           (653)             -
                                                -------------------------------------------------------------------------------
                     Total current assets              -        123,069      19,369         9,069           (653)       150,854
                                                -------------------------------------------------------------------------------

FIXED ASSETS, net                                      -         33,568       4,635        44,503              -         82,706
DEFERRED FINANCING EXPENSES, net                       -          5,228          40         1,213              -          6,481
OTHER ASSETS                                         577              -          36             -              -            613
GOODWILL, net                                          -         23,756           -           836              -         24,592
DEFERRED INCOME TAXES                                  -         10,163           -             -        (10,163)             -
INVESTMENTS IN SUBSIDIARIES                       40,576         15,589       7,935             -        (64,100)             -
                                                -------------------------------------------------------------------------------
                                                $ 41,153   $    211,373   $  32,015     $  55,621   $    (74,916)  $    265,246
                                                ===============================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                              $      -   $      8,138   $   1,612     $   4,636   $         (5)  $     14,381
  Accrued liabilities                                  -          6,628       1,867           661              -          9,156
  Accrued payroll and benefits                         -          4,390         895           427              -          5,712
  Long-term debt, current portion                      -          2,130           -         2,750              -          4,880
  Revolving line of credit                             -         45,649      10,878             -              -         56,527
  Deferred income taxes                                -         31,845           -           112           (653)        31,304
  Other liabilities                                    -              -         (82)          167              -             85
  Intercompany accounts                           56,671        (66,571)     (6,232)       16,132              -              -
                                                -------------------------------------------------------------------------------
                     Total current liabilities    56,671         32,209       8,938        24,885           (658)       122,045
                                                -------------------------------------------------------------------------------
LONG-TERM DEBT                                         -        142,170           -        10,500              -        152,670
DEFERRED INCOME TAXES                                  -          2,677       1,234        12,301        (10,163)         6,049
CUMULATIVE REDEEMABLE SENIOR
  PREFERRED STOCK                                 31,866              -           -             -              -         31,866
CUMULATIVE REDEEMABLE JUNIOR
  PREFERRED STOCK                                 24,709              -           -             -              -         24,709
SHAREHOLDERS' EQUITY
  Common stock                                       102          3,971      11,414             -        (15,385)           102
  Additional paid-in capital                       3,935         21,364       5,789         1,777        (28,930)         3,935
  Retained earnings (deficit)                    (76,130)         8,982       4,640         6,158        (19,780)       (76,130)
                                                -------------------------------------------------------------------------------
          Total shareholders' equity (deficit)   (72,093)        34,317      21,843         7,935        (64,095)       (72,093)
                                                -------------------------------------------------------------------------------
                                                $ 41,153   $    211,373   $  32,015    $   55,621   $    (74,916)  $    265,246
                                                ===============================================================================

Supplemental Condensed Consolidating Statements of Operations and Retained Earnings (Deficit)
  (Unaudited)
  (Dollars in thousands)

                                                                     For the Three Month Period Ended March 31, 1996
                                                       ----------------------------------------------------------------------------
                                                                                                     Sun Gro
                                                          Hines                        Sun Gro        Canada
                                                         Holdings        Hines           U.S.      (Subsidiary             Consoli-
                                                         (Parent      Horticulture   (Subsidiary       Non-       Elimi-    dated
                                                        Guarantor)      (Issuer)     Guarantor)     Guarantor)   nations    Total
                                                       ----------------------------------------------------------------------------
SALES, NET                                             $    --           $20,500       $17,481       $6,250      ($3,874)  $ 40,357
COST OF GOODS SOLD                                          --            10,616         9,285        4,280       (3,874)    20,307
                                                       ----------------------------------------------------------------------------
                                          Gross Profit      --             9,884         8,196        1,970          --      20,050
OPERATING EXPENSES                                          --             6,763         7,230        1,913          --      15,906
                                                       ----------------------------------------------------------------------------
                                      Operating income      --             3,121           966           57          --       4,144
                                                       ----------------------------------------------------------------------------
OTHER EXPENSES:
   Interest                                                 --             4,673            97          322          --       5,092
   Interest - intercompany                                  --              (221)          184           37          --         --
   Other, net                                               766               26           226           72         (868)       222
                                                       ----------------------------------------------------------------------------
                                                            766            4,478           507          431         (868)     5,314
                                                       ----------------------------------------------------------------------------
Income (loss) before income tax provision (benefit)        (766)          (1,357)          459         (374)         868     (1,170)
INCOME TAX PROVISION (BENEFIT)                               --             (591)          338         (151)         --        (404)
                                                       ----------------------------------------------------------------------------
NET INCOME (LOSS)                                          (766)            (766)          121         (223)         868       (766)
Retained earnings (deficit), beginning of period        (76,338)           8,494        12,931        6,818      (28,243)   (76,338)
Repurchase and retirement of stock                         (280)             --         (1,258)         --         1,258       (280)
                                                       ----------------------------------------------------------------------------
Retained earnings (deficit), end of period             $(77,384)         $ 7,728       $11,794       $6,595     $(26,117)  $(77,384)
                                                       ============================================================================

                                                                   For the Three Month Period Ended March 31, 1997
                                                       ----------------------------------------------------------------------------
                                                                                                     Sun Gro
                                                          Hines                        Sun Gro        Canada
                                                         Holdings        Hines           U.S.      (Subsidiary             Consoli-
                                                         (Parent      Horticulture   (Subsidiary       Non-       Elimi-    dated
                                                        Guarantor)      (Issuer)     Guarantor)     Guarantor)   nations    Total
                                                       ----------------------------------------------------------------------------
SALES, NET                                             $    --           $28,113       $17,223       $6,674      ($4,243)  $ 47,767
COST OF GOODS SOLD                                          --            14,870         9,699        4,605       (4,243)    24,931
                                                       ----------------------------------------------------------------------------
                                          Gross Profit      --            13,243         7,524        2,069          --      22,836
OPERATING EXPENSES                                          --             7,959         7,566        1,662          --      17,187
                                                       ----------------------------------------------------------------------------
                                      Operating income      --             5,284           (42)         407          --       5,649
                                                       ----------------------------------------------------------------------------
OTHER EXPENSES:
   Interest                                                 --             4,796           172          270          --       5,238
   Interest - intercompany                                  --              (181)          151           30          --         --
   Other, net                                              (280)             190          (200)          72          468        250
                                                       ----------------------------------------------------------------------------
                                                           (280)           4,805           123          372          468      5,488
                                                       ----------------------------------------------------------------------------
Income (loss) before income tax provision (benefit)         280              479          (165)          35         (468)       161
INCOME TAX PROVISION (BENEFIT)                              --               199          (147)        (171)         --        (119)
                                                       ----------------------------------------------------------------------------
NET INCOME (LOSS)                                           280              280           (18)         206         (468)       280
Retained earnings (deficit), beginning of period        (76,410)           8,702         4,658        5,952      (19,312)   (76,410)
Repurchase and retirement of stock                          --               --            --           --           --         --
                                                       ----------------------------------------------------------------------------
Retained earnings (deficit), end of period             $(76,130)         $ 8,982       $ 4,640       $6,158     $(19,780)  $(76,130)
                                                       ============================================================================

Supplemental Condensed Consolidating Statements of Cash Flow
  (Unaudited)
  (Dollars in thousands)

                                                                   For the Three Month Period Ended March 31, 1996
                                                  ----------------------------------------------------------------------------------
                                                    Hines                                    Sun Gro
                                                   Holdings      Hines      Sun Gro U.S.      Canada
                                                   (Parent    Horticulture  (Subsidiary    (Subsidiary                  Consolidated
                                                  Guarantor)    (Issuer)     Guarantor)   Non-Guarantor)  Eliminations      Total
                                                  ----------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    $  -         $(16,555)     $(5,613)        $ 832            -          $(21,336)
                                                   -------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                          -             (805)        (231)         (618)           -            (1,654)
                                                   -------------------------------------------------------------------------------
        Net cash used in investing activities         -             (805)        (231)         (618)           -            (1,654)
                                                   -------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit            -           25,542       17,932           -              -            43,474
    Repayments on revolving line of credit            -           (8,773)     (11,014)          -              -           (19,787)
    Intercompany advances (repayments)                280           (500)         184            36            -               -
    Repayments of long-term debt                      -             (348)         -            (250)           -              (598)
    Dividends received (paid)                         -            1,258       (1,258)          -              -               -
    Repurchase and retirement of stock               (280)           -            -             -              -              (280)
                                                   -------------------------------------------------------------------------------
        Net cash provided by (used in)
          financing activities                        -           17,179        5,844          (214)           -            22,809
                                                   -------------------------------------------------------------------------------

NET DECREASE IN CASH                                  -             (181)         -             -              -              (181)
CASH, beginning of period                             -              181          -             -              -               181
                                                   -------------------------------------------------------------------------------
CASH, end of period                                $  -         $    -        $   -           $ -           $  -          $    -
                                                   ===============================================================================

                                                                   For the Three Month Period Ended March 31, 1997
                                                  ----------------------------------------------------------------------------------
                                                    Hines                                    Sun Gro
                                                   Holdings      Hines      Sun Gro U.S.      Canada
                                                   (Parent    Horticulture  (Subsidiary    (Subsidiary                  Consolidated
                                                  Guarantor)    (Issuer)     Guarantor)   Non-Guarantor)  Eliminations      Total
                                                  ----------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES    $  -         $(18,935)     $(6,759)        $ 744             (4)       $(24,954)
                                                   -------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of fixed assets                          -           (1,277)        (355)         (720)           -            (2,352)
                                                   -------------------------------------------------------------------------------
        Net cash used in investing activities         -           (1,277)        (355)         (720)           -            (2,352)
                                                   -------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from revolving line of credit            -           30,846       15,894           -              -            46,740
    Repayments on revolving line of credit            -           (9,398)     (10,172)          -              -           (19,570)
    Intercompany advances (repayments)                -           (1,372)       1,392           (20)           -               -
    Repayments of long-term debt                      -             (116)         -             -              -              (116)
    Deferred financing costs                          -             (379)         -             -              -              (379)
    Issuance of preferred and common stock            -              -            -              (4)             4             -
                                                   -------------------------------------------------------------------------------
        Net cash provided by (used in)
          financing activities                        -           19,581        7,114           (24)             4          26,675
                                                   -------------------------------------------------------------------------------

NET DECREASE IN CASH                                  -             (631)         -             -              -              (631)
CASH, beginning of period                             -              631          -             -              -               631
                                                   -------------------------------------------------------------------------------
CASH, end of period                                $  -         $    -        $   -           $ -           $  -          $    -
                                                   ===============================================================================

Item 2.
                             HINES HOLDINGS, INC.
                     MANAGEMENT DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The Company's nursery business is highly seasonal in nature, with the strong retail demand for lawn and garden products typically occurring in the second quarter of the fiscal year. Accordingly, the Company expects to realize a higher portion of its annual net sales and operating earnings during the second quarter. The Company's peat moss business is more heavily weighted towards the professional markets, which do not typically experience the large seasonal variances present in the retail market. As a result of the seasonality of the nursery business, management believes the first quarter results may not properly reflect the current positive trends it believes are occurring in the nursery business.

The discussion in this document contains trend analysis and other forward looking statements. Actual results could differ materially from those projected in the forward looking statements throughout this document.

Three Months Ended March 31, 1997 compared to Three Months Ended March 31, 1996.

     Net Sales. Net sales of $47.8 million for the three months ended March 31, 1997 increased $7.4 million, or 18.3%, from net sales of $40.4 million for the comparable period in 1996. The Company's sales of its nursery products increased 37.1%, reflecting $5.9 million of sales from the Iverson and Flynn nursery acquisitions and increased sales volumes and prices from the other nursery operations. The Iverson and Flynn nursery operations were acquired on August 30, 1996 and November 27, 1996, respectively. Excluding the acquisitions, sales from the remaining core nursery operations increased 8.2% from the comparable period in 1996. Net sales of peat moss and peat-based products remained virtually unchanged from the comparable three month period. Sales from the professional peat and mix business increased 1% from the comparable period in 1996 with continued strong volume growth, particularly from the value added professional mix business. On the retail peat and mix business, sales were slightly below the prior period with continued pricing pressures.

     Gross Profit. Gross profit of $22.8 million (47.8% of net sales) for the three months ended March 31, 1997 increased $2.7 million, or 13.4%, from gross profit of $20.1 million (49.7% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Iverson and Flynn nursery acquisitions. The decrease in gross margin percentage is primarily due to lower margins from these acquisitions as they are still in the process of being integrated into the main nursery operations and, lower margins from the peat and peat-based business due to continued pricing pressures and higher production costs resulting from higher sales of products with lower margins.

     Operating Expenses. Operating expenses of $17.2 million (36.0% of net sales) for the three months ended March 31, 1997 increased $1.3 million, or 8.2%, from $15.9 million (39.4% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Iverson and Flynn acquisitions.

     Operating Income. Operating income of $5.6 million for the three months ended March 31, 1997 increased $1.5 million, or 36.6%, from $4.1 million for the comparable period in 1996, due to the higher sales from the Company's nursery operations.

     Interest Expense. Interest expense of $5.2 million for the three months ended March 31, 1997 increased $0.1 million from $5.1 million for the comparable period in 1996. The increase was attributable to higher borrowing levels under the Company's revolving credit facility but was somewhat offset by lower interest rates.

     Net Income (loss). The net income of $0.3 million for the three months ended March 31, 1997 increased by $1.1 million from a loss of $0.8 million for the comparable period in 1996. The increase was primarily due to the higher sales from the Company's nursery operations.

Liquidity and Capital Resources

     As a result of the highly seasonal nature of the Company's nursery products operations, the Company has historically satisfied its working capital requirements through revolving credit facilities and operating cash flow. The Company maintains a $75.0 million revolving credit facility pursuant to a Credit Agreement dated as of August 4, 1995, as subsequently amended, by and among Hines Horticulture, Sun Gro-U.S. and Sun Gro-Canada, as borrowers, the lenders listed therein and BT Commercial Corporation, as agent (the "Bank Credit Agreement"). The revolving credit facility is subject to a borrowing base tied to accounts receivable and inventory and expires on December 31, 2000. The revolving credit facility and all other obligations under the Bank Credit Agreement are secured by substantially all of the assets and common stock of Hines Horticulture and Sun Gro-U.S. as well as a pledge of 66% of the common stock of Sun Gro-Canada. Proceeds from the revolving credit facility can be distributed downstream to any of the Company's subsidiaries, including Sun Gro-Canada. The Company typically draws under its revolving credit facility in its first and fourth fiscal quarters to fund its nursery products inventory buildup and continuing operating expenses. Approximately 75% of Hines' sales occur in the first half of the year, which allows the Company to reduce the revolving credit facility after the first quarter. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups occurring in the third and fourth quarters. The Company amended the Bank Credit Agreement to increase the revolving credit facility from $60 million to $75 million and to amend certain financial covenants on March 26, 1997. The Company had $18.8 million of unused borrowing capacity under its revolving credit facility on April 30, 1997.

     The Company's capital expenditures totaled $2.4 million for the three month period ended March 31, 1997. These capital expenditures consisted primarily of vehicles, machinery equipment and the purchase of other nursery related structures required to execute the 1997 expansion plans and capital expenditures related to preparing peat bogs for harvest. The Company's capital expenditures for fiscal 1997 are expected to be approximately $16.3 million, and will be used for the acquisition of the land currently being leased at the Fallbrook nursery location, capacity expansion at several of the nursery operations and other maintenance expenditures. These capital expenditures will be funded from operating cash flow and borrowings under the revolving credit facility.

     The debt service costs associated with the borrowings under the Bank Credit Agreement and the 11 3/4% Senior Subordinated Notes due 2005 of Hines Horticulture (the "Notes") significantly increased the Company's liquidity requirements. All borrowings under the Bank Credit Agreement, including term loans made to Hines Horticulture and Sun Gro-Canada in an initial aggregate principal amount of $25.0 million, will mature prior to the Notes. The Company's remaining principal repayment schedule for the term loans under the Bank Credit Agreement is $4.5 million, $5.0 million, $5.5 million and $6.5 million for the years 1997 through 2000, respectively. The Company expects that cash flow from operating activities together with borrowings available under the revolving credit facility will be sufficient to fund working capital needs, capital spending requirements and the debt service requirements of the Company's current capital structure for the foreseeable future.

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



                          PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

          4.1 Seventh Amendment to Credit Agreement dated March 26, 1997
          27.1  Financial Data Schedule

(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed by the Registrant during the period covered by this Report.


Items 1, 2, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 HINES HOLDINGS, INC.
                                 (Registrant)



                                 By:  /s/ Claudia M. Pieropan
                                      --------------------------
                                      Claudia M. Pieropan
                                      Chief Financial Officer



Date: May 14, 1997


     Claudia M. Pieropan is signing in the dual capacities as (i) principal financial officer, and (ii) a duly authorized officer of the Company.