Form 10-Q
period 1997-06-30
HINES HOLDINGS INC
filed 1997-08-12
CIK 1003619

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


                                  (Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
                      For the quarter ended June 30, 1997


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

                                Yes (X)   No( )

     As of July 31, 1997 there were 10,234,234 shares of Common Stock of Hines Holdings, Inc., par value $.01 per share, outstanding and 20,515,766 shares of 12% Cumulative Redeemable Junior Preferred Stock of Hines Holdings, Inc., par value $.01 per share, outstanding. As of such date, none of such shares were held by persons other than affiliates and employees of the registrant, and there was no public market for such shares.



================================================================================

                             HINES HOLDINGS, INC.


                                     Index

                         Part I. Financial Information



Item 1.   Financial Statements                                            Page No.
                                                                          --------
          Condensed Consolidated Balance Sheets as of
          December 31, 1996 and June 30, 1997                                    1

          Condensed Consolidated Statements of Operations and
          Deficit for the Three Months and Six Months Ended
          June 30, 1996 and 1997                                                 3

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1996 and 1997                                4

          Notes to the Condensed Consolidated Financial Statements               5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                             13



                          Part II. Other Information


Item 2.   Changes in Securities                                                 17

Item 6.   Exhibits and Reports on Form 8-K                                      17

          Signature                                                             18


Note: Items 1, 3, 4 and 5 of Part II are omitted because they are not applicable.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and June 30, 1997



                              ASSETS                                       December 31, 1996                   June 30, 1997
                              ------                                       -----------------                 -----------------
                                                                                         (Dollars in thousands)
CURRENT ASSETS:
  Cash                                                                             $    631                           $      -
  Accounts receivable, net of allowance for
     doubtful accounts of $1,019 and $1,133                                          15,644                             44,297
  Inventories                                                                        95,224                             84,644
  Prepaid expenses and other current assets                                           3,177                              1,747
                                                                           ----------------                   ----------------
                                Total current assets                                114,676                            130,688
                                                                           ----------------                   ----------------

FIXED ASSETS, net of accumulated depreciation
  and depletion of $14,169 and $17,057                                               81,870                             84,252



DEFERRED FINANCING EXPENSES, net of
  accumulated amortization of $1,235 and $1,762                                       6,352                              6,215



OTHER ASSETS                                                                            613                                408


GOODWILL                                                                             24,581                             24,822
                                                                           ----------------                   ----------------

                                                                                   $228,092                           $246,385
                                                                           ================                   ================

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      December 31, 1996 and June 30, 1997


     LIABILITIES AND SHAREHOLDERS' DEFICIT
     -------------------------------------

                                                                         December 31, 1996          June 30, 1997
                                                                         -----------------          -------------
                                                                         (Dollars in thousands except share data)
CURRENT LIABILITIES:
  Accounts payable                                                                 $  7,875              $ 10,119
  Accrued liabilities                                                                 5,358                 5,721
  Accrued payroll and benefits                                                        5,957                11,086
  Long-term debt, current portion                                                     4,897                 5,130
  Revolving line of credit                                                           29,357                23,983
  Deferred income taxes                                                              31,402                37,371
  Other liabilities                                                                     269                   268
                                                                                   --------              --------
                                    Total current liabilities                        85,115                93,678
                                                                                   --------              --------

LONG-TERM DEBT                                                                      152,769               150,064

DEFERRED INCOME TAXES                                                                 6,006                 7,249

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED
  STOCK 12 PERCENT, par value $.01 per share;
  liquidation preference of $1,000 per share; 30,000
  shares authorized; 30,000 shares issued
  at December 31, 1996 and June 30, 1997                                             30,921                32,812

CUMULATIVE REDEEMABLE JUNIOR PREFERRED
  STOCK 12 PERCENT, par value $.01 per share;
  liquidation preference of $1 per share; 22,000,000
  shares authorized; 20,498,816 and 20,515,766 shares
  issued at December 31, 1996 and June 30, 1997                                      23,989                25,439

SHAREHOLDERS' DEFICIT
   Common Stock
     Authorized - 30,000,000 shares $.01 par value;
     Issued and outstanding - 10,226,184 and
     10,234,234 at December 31, 1996 and
     June 30, 1997                                                                      102                   102

   Additional paid-in capital                                                         5,600                 2,269

   Deficit                                                                          (76,410)              (65,228)
                                                                                   --------              --------

                                    Total shareholders' deficit                     (70,708)              (62,857)
                                                                                   --------              --------

                                                                                   $228,092              $246,385
                                                                                   ========              ========


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
           Three Months and Six Months Ended June 30, 1996 and 1997

                                                     Three Months Ended June 30          Six Months Ended June 30
                                                    ----------------------------        ---------------------------
                                                       1996              1997              1996             1997
                                                    ----------        ----------        ----------       ----------
                                                               (Dollars in thousands except per share data)

SALES, NET                                             $69,970           $94,112          $110,327         $141,879

COST OF GOODS SOLD                                      33,704            46,552            54,011           71,483
                                                    ----------        ----------        ----------       ----------

                                 Gross Profit           36,266            47,560            56,316           70,396
                                                    ----------        ----------        ----------       ----------

SELLING AND DISTRIBUTION EXPENSES                       13,793            17,382            25,211           29,868
GENERAL AND ADMINISTRATIVE EXPENSES                      4,532             6,365             9,020           11,066
UNUSUAL ITEMS                                                -              (193)                -             (193)
                                                    ----------        ----------        ----------       ----------

                     Total operating expenses           18,325            23,554            34,231           40,741
                                                    ----------        ----------        ----------       ----------

                             Operating income           17,941            24,006            22,085           29,655
                                                    ----------        ----------        ----------       ----------

OTHER EXPENSES:
   Interest                                              5,186             5,384            10,278           10,622
   Amortization of deferred financing expenses             234               277               456              527
                                                    ----------        ----------        ----------       ----------

                                                         5,420             5,661            10,734           11,149
                                                    ----------        ----------        ----------       ----------

Income before provision for income taxes                12,521            18,345            11,351           18,506

PROVISION FOR INCOME TAXES                               4,857             7,443             4,453            7,324
                                                    ----------        ----------        ----------       ----------

NET INCOME                                               7,664            10,902             6,898           11,182
Less: Preferred stock dividends                           (900)           (1,647)           (1,800)          (3,294)
                                                    ----------        ----------        ----------       ----------

NET INCOME applicable to common stock                   $6,764            $9,255            $5,098           $7,888
                                                    ==========        ==========        ==========       ==========

Net income per common share                              $0.68             $0.84             $0.51            $0.71
                                                    ==========        ==========        ==========       ==========

Weighted average shares outstanding                 10,000,000        11,058,868        10,000,000       11,057,526
                                                    ==========        ==========        ==========       ==========

DEFICIT, beginning of period                          ($77,384)         ($76,130)         ($76,338)        ($76,410)
NET INCOME during the period                             7,664            10,902             6,898           11,182
Repurchase and retirement of stock                         (87)                -              (367)               -
                                                    ----------        ----------        ----------       ----------
DEFICIT, end of period                                ($69,807)         ($65,228)         ($69,807)        ($65,228)
                                                    ==========        ==========        ==========       ==========


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Six Months Ended June 30, 1996 and 1997

                                                                                       Six Months Ended June 30
                                                                                  -----------------------------------
                                                                                    1996                      1997
                                                                                  --------                  ---------
                                                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                                               $  6,898                  $  11,182
  Adjustments to reconcile net income to
     net cash provided by operating activities -
       Depreciation, depletion and amortization                                      3,001                      3,546
       Gain on sale of fixed assets                                                  -                           (122)
       Gain on involuntary disposal of fixed assets                                  -                         (1,293)
       Deferred income taxes                                                         4,406                      7,210
       Other                                                                           478                        132
                                                                                  --------                  ---------
                                                                                    14,783                     20,655

CHANGE IN WORKING CAPITAL ACCOUNTS:
  Accounts receivable                                                              (18,385)                   (28,652)
  Inventories                                                                        6,371                     10,580
  Prepaid expenses and other assets                                                    237                      1,299
  Other assets                                                                        (587)                       (20)
  Accounts payable and accrued liabilities                                           8,465                      7,737
  Other liabilities                                                                   (162)                        (3)
                                                                                  --------                  ---------

                                   Net cash provided by operating activities        10,722                     11,596
                                                                                  --------                  ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                                          (3,394)                    (4,590)
  Proceeds from sales of fixed assets                                                    -                        154
  Proceeds from insurance claims                                                         -                      1,338
  Purchase of fixed assets with insurance claim
     proceeds                                                                            -                       (903)
                                                                                  --------                  ---------

                                       Net cash used in investing activities        (3,394)                    (4,001)
                                                                                  --------                  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                                            90,060                     96,926
  Repayments on revolving line of credit                                           (97,041)                  (102,300)
  Repayments of long-term debt                                                        (852)                    (2,472)
  Deferred financing costs                                                            (153)                      (390)
  Repurchase and retirement of stock                                                  (367)                       (75)
  Issuance of preferred and common stock                                               880                         85
  Other                                                                                (36)                     -
                                                                                  --------                  ---------

                                       Net cash used in financing activities        (7,509)                    (8,226)
                                                                                  --------                  ---------

NET DECREASE IN CASH                                                                  (181)                      (631)

CASH beginning of period                                                               181                        631
                                                                                  --------                  ---------

CASH end of period                                                                $      -                  $       -
                                                                                  ========                  =========


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            JUNE 30, 1996 AND 1997




1.   Description of Business:
     ------------------------

     Hines Holdings, Inc. (Holdings) produces and distributes horticultural products through its two operating divisions, Hines Nurseries (Hines) and Sun Gro Horticulture (Sun Gro). The business of Hines is conducted through Hines Horticulture, Inc. (Hines Horticulture) and the business of Sun Gro is conducted through Sun Gro Horticulture Inc. (Sun Gro-U.S.), a wholly owned subsidiary of Hines Horticulture, and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. (Sun Gro-Canada). Holdings, together with Hines, Sun Gro and Sun Gro-Canada, are hereafter collectively referred to as "the Company."

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

3.   Inventories:
     ------------

     As of December 31, 1996 and June 30, 1997, inventories consist of the following (dollars in thousands):


                                       December 31,    June 30,
                                           1996          1997
                                       ------------    --------

          Nursery stock                  $85,611       $77,345
          Finished goods                   2,975         2,471
          Materials and supplies           6,638         4,828
                                         -------       -------
                                         $95,224       $84,644
                                         =======       =======



4.   Unusual Items:
     --------------

     The unusual items for the second quarter of 1997 represent a $1,293,000 gain on involuntary disposal of fixed assets and a $1,100,000 charge for the restructuring plan at Sun Gro.

     In the second quarter of 1997, the Company received $1,338,000 of proceeds from insurance claims to replace assets that had been damaged and, accordingly, recorded a gain of $1,293,000 representing the difference between the proceeds received and the carrying amount of the damaged assets. As of June 30, 1997, the Company has acquired $903,000 of fixed assets utilizing the insurance proceeds.

     In the second quarter of 1997, the Company approved a restructuring plan for Sun Gro which resulted in an unusual charge of $1,100,000. The charge represents severance related payments. As of June 30, 1997, $552,000 has been paid.

5.   Net Income Per Common Share:
     ----------------------------

     Net income per common share is computed by dividing net income, after deduction for preferred dividends, by the weighted average number of common shares outstanding and common stock equivalents.

     Statement of Financial Accounting Standards No. 128 "Earnings Per Share" (SFAS No. 128), issued in February 1997, would require the Company to report a basic earnings per share and a diluted earnings per share. Basic earnings per share would be computed by dividing net income available to common stockholders by the weighted average shares outstanding during the period, with no assumption of conversion of dilutive common stock equivalents. Diluted earnings per share would be computed by reflecting the potential dilution that could occur if additional shares of common stock were issued upon the exercise of stock warrants.

     SFAS No. 128 also would require a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will be effective for the Company in the fourth quarter 1997. Earlier adoption is not permitted and, accordingly, the Company will be required to restate the earnings per share calculation for the interim periods of 1997, and for all earnings per share data of prior years presented in summaries of earnings or selected financial data.

6.   Guarantor/Non-Guarantor Disclosures:
     ------------------------------------

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

     The following condensed consolidating information shows (a) Holdings on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in the subsidiary non-guarantor under the equity method), (d) Sun Gro-Canada as subsidiary non-guarantor, (e) eliminations necessary to arrive at the information for the parent guarantors and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis as follows:

 .    Condensed consolidating balance sheets as of December 31, 1996 and June 30,
     1997 (unaudited);

 .    Condensed unaudited consolidating statements of operations and retained earnings (deficit) and condensed unaudited consolidating statements of cash flows for the six month periods ended June 30, 1996 and 1997.


   Supplemental Condensed Consolidating Balance Sheets
   As of December 31, 1996
   (Dollars in thousands)                                                                     Sun Gro
                                                  Hines                        Sun Gro        Canada
                                                 Holdings        Hines          U.S.        (Subsidiary
                                                 (Parent      Horticulture   (Subsidiary       Non-                    Consolidated
                                                Guarantor)      (Issuer)     Guarantor)      Guarantor)  Eliminations       Total
                                             ---------------------------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
   Cash                                          $   -                $631           $91          ($91)    $  -                $631
   Accounts receivable, net                          -               5,316         8,679         1,649        -              15,644
   Inventories                                       -              88,361         1,455         5,408        -              95,224
   Prepaid expenses and other current assets         -               1,074           991         1,112        -               3,177
   Deferred income taxes                             -                  50           603         -               (653)            -
                                             ---------------------------------------------------------------------------------------
                   Total current assets              -              95,432        11,819         8,078           (653)      114,676
                                             =======================================================================================

FIXED ASSETS, net                                    -              32,851         4,540        44,479           -           81,870
DEFERRED FINANCING EXPENSES, net                     -               5,020            43         1,289           -            6,352
OTHER ASSETS                                          577            -                36          -              -              613
GOODWILL, net                                        -              23,738          -              843           -           24,581
DEFERRED INCOME TAXES                                -              10,163          -             -           (10,163)         -
INVESTMENTS IN SUBSIDIARIES                        40,296           15,606         7,729          -           (63,631)         -
                                             ---------------------------------------------------------------------------------------
                                                  $40,873         $182,810       $24,167       $54,689       ($74,447)     $228,092
                                             =======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------

CURRENT LIABILITIES:
   Accounts payable                              $   -            $  4,048       $ 1,426        $2,401     $      -          $7,875
   Accrued liabilities                               -               2,718         2,127           513            -           5,358
   Accrued payroll and benefits                                      4,270         1,318           369            -           5,957
   Long-term debt, current portion                   -               2,147         -             2,750            -           4,897
   Revolving line of credit                          -              24,201         5,156                          -          29,357
   Deferred income taxes                             -              31,942         -               113           (653)       31,402
   Other liabilities                                 -               -                63           206            -             269
   Intercompany accounts                            56,671         (65,199)       (9,023)       17,551            -           -
                                             ---------------------------------------------------------------------------------------
                   Total current liabilities        56,671           4,127         1,067        23,903           (653)       85,115
                                             ---------------------------------------------------------------------------------------

LONG-TERM DEBT                                       -             142,269         -            10,500            -         152,769
DEFERRED INCOME TAXES                                -               2,377         1,235        12,557        (10,163)        6,006
CUMULATIVE REDEEMABLE SENIOR
   PREFERRED STOCK                                  30,921           -             -             -                -          30,921
CUMULATIVE REDEEMABLE JUNIOR
   PREFERRED STOCK                                  23,989           -             -             -                -          23,989
SHAREHOLDERS' EQUITY
   Common stock                                        102           3,971        11,414         -            (15,385)          102
   Additional paid-in capital                        5,600          21,364         5,793         1,777        (28,934)        5,600
   Retained earnings (deficit)                     (76,410)          8,702         4,658         5,952        (19,312)      (76,410)
                                             ---------------------------------------------------------------------------------------
         Total shareholders' equity (deficit)      (70,708)         34,037        21,865         7,729        (63,631)      (70,708)
                                             ---------------------------------------------------------------------------------------

                                                   $40,873        $182,810       $24,167       $54,689       ($74,447)     $228,092
                                             =======================================================================================

Supplemental Condensed Consolidating Balance Sheets
 As of June 30, 1997
 (Dollars in thousands)

                                                                                               Sun Gro
                                                          Hines                    Sun Gro     Canada
                                                         Holdings     Hines         U.S.     (Subsidiary
                                                         (Parent   Horticulture  (Subsidiary    Non-                  Consolidated
                                                        Guarantor)   (Issuer)    Guarantor)   Guarantor)  Eliminations    Total
                                                        --------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash                                                   $      -       $      -      $     -     $     -     $      -     $      -
 Accounts receivable, net                                      -         30,731       11,552       2,014            -       44,297
 Inventories                                                   -         80,205        1,095       3,344            -       84,644
 Prepaid expenses and other current assets                     -            508          559         680            -        1,747
 Deferred income taxes                                         -             50          603           -         (653)           -
                                                        --------------------------------------------------------------------------
                                  Total current assets         -        111,494       13,809       6,038         (653)     130,688
                                                        --------------------------------------------------------------------------

FIXED ASSETS, net                                              -         35,468        4,412      44,372            -       84,252
DEFERRED FINANCING EXPENSES, net                               -          4,883          197       1,135            -        6,215
OTHER ASSETS                                                 372              -           36           -            -          408
GOODWILL, net                                                  -         23,992            -         830            -       24,822
DEFERRED INCOME TAXES                                          -         10,163            -           -      (10,163)           -
INVESTMENTS IN SUBSIDIARIES                               51,470         11,605        7,514           -      (70,589)           -
                                                        --------------------------------------------------------------------------
                                                        $ 51,842       $197,605      $25,968     $52,375     ($81,405)    $246,385
                                                        ==========================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                                       $      -       $  6,104      $   818     $ 3,197     $      -     $ 10,119
 Accrued liabilities                                           -          3,086        1,882         753            -        5,721
 Accrued payroll and benefits                                  -          9,044        1,423         619            -       11,086
 Long-term debt, current portion                               -          2,255            -       2,875            -        5,130
 Revolving line of credit                                      -         14,771        9,212           -            -       23,983
 Deferred income taxes                                         -         37,911            -         113         (653)      37,371
 Other liabilities                                             -              -           63         205            -          268
 Intercompany accounts                                    56,443        (66,373)      (6,035)     15,965            -            -
                                                        --------------------------------------------------------------------------
                             Total current liabilities    56,443          6,798        7,363      23,727         (653)      93,678
                                                        --------------------------------------------------------------------------

LONG-TERM DEBT                                                 -        141,064            -       9,000            -      150,064
DEFERRED INCOME TAXES                                          5          4,532          741      12,134      (10,163)       7,249
CUMULATIVE REDEEMABLE SENIOR
 PREFERRED STOCK                                          32,812              -            -           -            -       32,812
CUMULATIVE REDEEMABLE JUNIOR
 PREFERRED STOCK                                          25,439              -            -           -            -       25,439
SHAREHOLDERS' EQUITY
 Common stock                                                102          3,971       11,414           -      (15,385)         102
 Additional paid-in capital                                2,269         21,364        5,889       1,777      (29,030)       2,269
 Retained earnings (deficit)                             (65,228)        19,876          561       5,737      (26,174)     (65,228)
                                                        --------------------------------------------------------------------------
                  Total shareholders' equity (deficit)   (62,857)        45,211       17,864       7,514      (70,589)     (62,857)
                                                        --------------------------------------------------------------------------

                                                        $ 51,842       $197,605      $25,968     $52,375     ($81,405)    $246,385
                                                        ==========================================================================


Supplemental Condensed Consolidating Statements of Operations and Retained Earnings (Deficit)
      (Dollars in thousands)

                                                                    For the Six Month Period Ended June 30, 1996
                                                   -------------------------------------------------------------------------------
                                                                                            Sun Gro
                                                       Hines                    Sun Gro      Canada
                                                    Holdings          Hines        U.S. (Subsidiary
                                                     (Parent   Horticulture (Subsidiary       Non-              Consolidated
                                                  Guarantor)       (Issuer)  Guarantor)  Guarantor) Eliminations       Total
                                                   --------------------------------------------------------------------------------
SALES, NET                                           $     -        $71,553    $33,889      $11,589     ($6,704)     $110,327
COST OF GOODS SOLD                                         -         35,202     17,864        7,649      (6,704)       54,011
                                                   --------------------------------------------------------------------------------
                                      Gross Profit         -         36,351     16,025        3,940           -        56,316
OPERATING EXPENSES                                         -         16,648     13,940        3,643           -        34,231
                                                   --------------------------------------------------------------------------------
                                  Operating income         -         19,703      2,085          297           -        22,085
                                                   --------------------------------------------------------------------------------
OTHER EXPENSES:
   Interest                                                -          9,307        248          723           -        10,278
   Interest - intercompany                                 -           (299)       256           43           -             -
   Other, net                                         (6,898)          (356)       487          145       7,078           456
                                                   --------------------------------------------------------------------------------
                                                      (6,898)         8,652        991          911       7,078        10,734
                                                   --------------------------------------------------------------------------------

Income (loss) before income tax provision (benefit)    6,898         11,051      1,094         (614)     (7,078)       11,351
INCOME TAX PROVISION (BENEFIT)                             -          4,153        427         (127)          -         4,453
                                                   --------------------------------------------------------------------------------
NET INCOME (LOSS)                                      6,898          6,898        667         (487)     (7,078)        6,898
Retained earnings (deficit), beginning of period     (76,338)         8,494     12,931        5,447     (26,872)      (76,338)
Repurchase and retirement of stock                      (367)             -     (1,258)           -       1,258          (367)
                                                   --------------------------------------------------------------------------------
Retained earnings (deficit), end of period          ($69,807)       $15,392    $12,340       $4,960    ($32,692)     ($69,807)
                                                   ================================================================================

                                                                     For the Three Month Period Ended June 30, 1996
                                                  -------------------------------------------------------------------------------
                                                                                            Sun Gro
                                                        Hines                   Sun Gro      Canada
                                                     Holdings         Hines        U.S. (Subsidiary
                                                      (Parent  Horticulture (Subsidiary       Non-               Consolidated
                                                   Guarantor)      (Issuer)  Guarantor)  Guarantor) Eliminations        Total
                                                  -------------------------------------------------------------------------------
SALES, NET                                            $     -      $51,053      $16,408     $5,339      ($2,830)      $69,970
COST OF GOODS SOLD                                          -       24,586        8,579      3,369       (2,830)       33,704
                                                  -------------------------------------------------------------------------------
                                      Gross Profit          -       26,467        7,829      1,970            -        36,266
OPERATING EXPENSES                                          -        9,885        6,710      1,730            -        18,325
                                                  -------------------------------------------------------------------------------
                                  Operating income          -       16,582        1,119        240            -        17,941
                                                  -------------------------------------------------------------------------------
OTHER EXPENSES:
   Interest                                                 -        4,634          151        401            -         5,186
   Interest - intercompany                                  -          (78)          72          6            -             -
   Other, net                                          (7,664)        (382)         261         73        7,946           234
                                                  -------------------------------------------------------------------------------
                                                       (7,664)       4,174          484        480        7,946         5,420
                                                  -------------------------------------------------------------------------------
Income (loss) before income tax provision (benefit)     7,664       12,408          635       (240)      (7,946)       12,521
INCOME TAX PROVISION (BENEFIT)                              -        4,744           89         24            -         4,857
                                                  -------------------------------------------------------------------------------
NET INCOME (LOSS)                                       7,664        7,664          546       (264)      (7,946)        7,664
Retained earnings (deficit), beginning of period      (77,384)       7,728       11,794      5,224      (24,746)      (77,384)
Repurchase and retirement of stock                        (87)           -            -          -            -           (87)
                                                  -------------------------------------------------------------------------------
Retained earnings (deficit), end of period           ($69,807)     $15,392      $12,340     $4,960     ($32,692)     ($69,807)
                                                  ===============================================================================


Supplemental Condensed Consolidating Statements of Operations and Retained Earnings (Deficit)

 (Dollars in thousands)                                                 For the Six Month Period Ended June 30, 1997
                                                          -------------------------------------------------------------------------
                                                                                               Sun Gro
                                                            Hines                   Sun Gro     Canada
                                                           Holdings     Hines        U.S.     (Subsidiary
                                                           (Parent   Horticulture (Subsidiary   Non-                  Consolidated
                                                          Guarantor)   (Issuer)   Guarantor)  Guarantor) Eliminations    Total
                                                          -------------------------------------------------------------------------
 SALES, NET                                               $    -       $101,524    $34,805     $12,480     ($6,930)    $141,879
 COST OF GOODS SOLD                                            -         51,045     18,897       8,471      (6,930)      71,483
                                                          -------------------------------------------------------------------------
                                          Gross Profit         -         50,479     15,908       4,009         -         70,396
 OPERATING EXPENSES                                            -         20,506     16,445       3,790         -         40,741
                                                          -------------------------------------------------------------------------
                                      Operating income         -         29,973       (537)        219         -         29,655
                                                          -------------------------------------------------------------------------
 OTHER EXPENSES:
    Interest                                                    (13)      9,698        390         547         -         10,622
    Interest - intercompany                                    -           (390)       329          61         -              -
    Other, net                                              (11,174)      1,369        232         153       9,947          527

                                                            (11,187)     10,677        951         761       9,947       11,149
                                                          -------------------------------------------------------------------------
 Income (loss) before income tax provision (benefit)         11,187      19,296     (1,488)       (542)     (9,947)      18,506
 INCOME TAX PROVISION (BENEFIT)                                   5       8,122       (476)       (327)        -          7,324
                                                          -------------------------------------------------------------------------
 NET INCOME (LOSS)                                           11,182      11,174     (1,012)       (215)     (9,947)      11,182
 Retained earnings (deficit), beginning of period           (76,410)      8,702      4,658       5,952     (19,312)     (76,410)
 Repurchase and retirement of stock                            -           -        (3,085)                  3,085            0
                                                          -------------------------------------------------------------------------
 Retained earnings (deficit), end of period                ($65,228)    $19,876       $561      $5,737    ($26,174)    ($65,228)
                                                          =========================================================================


                                                                   For the Three Month Period Ended June 30, 1997
                                                          -------------------------------------------------------------------------
                                                                                               Sun Gro
                                                            Hines                   Sun Gro     Canada
                                                           Holdings     Hines        U.S.     (Subsidiary
                                                           (Parent   Horticulture (Subsidiary   Non-                  Consolidated
                                                          Guarantor)   (Issuer)   Guarantor)  Guarantor) Eliminations    Total
                                                          -------------------------------------------------------------------------
 SALES, NET                                               $   -         $73,411    $17,582      $5,806      $2,687)     $94,112
 COST OF GOODS SOLD                                         -            36,175      9,198       3,866      (2,687)      46,552
                                                          -------------------------------------------------------------------------
                                          Gross Profit      -            37,236      8,384       1,940          -        47,560
 OPERATING EXPENSES                                         -            12,547      8,879       2,128          -        23,554
                                                          -------------------------------------------------------------------------
                                      Operating income      -            24,689       (495)       (188)         -        24,006
                                                          -------------------------------------------------------------------------
 OTHER EXPENSES:
    Interest                                                    (13)      4,902        218         277          -         5,384
    Interest - intercompany                                   -            (209)       178          31          -            -
    Other, net                                              (10,894)      1,179        432          81       9,479          277
                                                          -------------------------------------------------------------------------
                                                            (10,907)      5,872        828         389       9,479        5,661
                                                          -------------------------------------------------------------------------
 Income (loss) before income tax provision (benefit)         10,907      18,817     (1,323)       (577)     (9,479)      18,345
 INCOME TAX PROVISION (BENEFIT)                                   5       7,923       (329)       (156)         -         7,443
                                                          -------------------------------------------------------------------------
 NET INCOME (LOSS)                                           10,902      10,894       (994)       (421)     (9,479)      10,902
 Retained earnings (deficit), beginning of period           (76,130)      8,982      4,640       6,158     (19,780)     (76,130)
 Repurchase and retirement of stock                             -           -       (3,085)        -         3,085          -
                                                          -------------------------------------------------------------------------
 Retained earnings (deficit), end of period                ($65,228)    $19,876       $561      $5,737    ($26,174)    ($65,228)
                                                          =========================================================================



Supplemental Condensed Consolidating Statements of Cash Flow
 (Dollars in thousands)                                              For the Six Month Period Ended June 30, 1996
                                                        ---------------------------------------------------------------------------
                                                                                               Sun Gro
                                                          Hines                     Sun Gro     Canada
                                                         Holdings      Hines         U.S.    (Subsidiary
                                                         (Parent    Horticulture  (Subsidiary    Non-                  Consolidated
                                                        Guarantor)    (Issuer)     Guarantor)   Guarantor) Eliminations     Total
                                                        ---------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:        $    (587)      $  9,513   $      460   $  1,336             -    $  10,722
                                                        ---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                       -         (1,644)        (631)    (1,119)            -       (3,394)
                                                        ---------------------------------------------------------------------------
                 Net cash used in investing activities          -         (1,644)        (631)    (1,119)            -       (3,394)
                                                        ---------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit                         -         57,412       32,648          -             -       90,060
 Repayments on revolving line of credit                         -        (65,609)     (31,432)         -             -      (97,041)
 Intercompany advances (repayments)                            74           (479)         249        156             -            -
 Repayments of long-term debt                                   -           (602)           -       (250)            -         (852)
 Deferred financing costs                                       -            (30)           -       (123)                      (153)
 Dividends received (paid)                                      -          1,258       (1,258)                       -            -
 Issuance of preferred and common stock                       880              -            -          -             -          880
 Repurchase and retirement of stock                          (367)             -            -          -             -         (367)
 Other                                                          -              -          (36)         -             -          (36)
                                                        ---------------------------------------------------------------------------
   Net cash provided by (used in) financing activities        587         (8,050)         171       (217)            -       (7,509)
                                                        ---------------------------------------------------------------------------

NET DECREASE IN CASH                                            -           (181)           -          -             -         (181)
CASH, beginning of period                                       -            181            -          -             -          181
                                                        ---------------------------------------------------------------------------
CASH, end of period                                     $       -       $      -     $      -   $      -     $       -    $       -
                                                        ============================================================================


                                                                     For the Six Month Period Ended June 30, 1997
                                                        ---------------------------------------------------------------------------
                                                                                               Sun Gro
                                                          Hines                     Sun Gro     Canada
                                                         Holdings      Hines         U.S.    (Subsidiary
                                                         (Parent    Horticulture  (Subsidiary    Non-                  Consolidated
                                                        Guarantor)    (Issuer)     Guarantor)   Guarantor) Eliminations     Total
                                                        ---------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:        $     219       $ 10,529      ($1,832)  $  2,585     $      95    $  11,596
                                                        ---------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                       -         (2,913)        (392)    (1,285)            -       (4,590)
 Proceeds from sales of fixed assets                            -            154            -          -             -          154
 Proceeds from insurance claims                                 -          1,338            -          -             -        1,338
 Purchase of fixed assets from insurance claim proceeds         -           (903)           -          -             -         (903)
                                                        ---------------------------------------------------------------------------
                 Net cash used in investing activities          -         (2,324)        (392)    (1,285)            -       (4,001)
                                                        ---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit                         -         75,521       21,405          -             -       96,926
 Repayments on revolving line of credit                         -        (84,951)     (17,349)         -             -     (102,300)
 Intercompany advances (repayments)                          (229)        (1,174)       1,423        (20)            -            -
 Repayments of long-term debt                                   -         (1,097)           -     (1,375)            -       (2,472)
 Deferred financing costs                                       -           (220)        (170)         -             -         (390)
 Dividends received (paid)                                      -          3,085       (3,085)         -             -            -
 Repurchase and retirement of stock                           (75)             -            -                        -          (75)
 Issuance of preferred and common stock                        85              -            -         95           (95)          85
                                                        ---------------------------------------------------------------------------
   Net cash provided by (used in) financing activities       (219)        (8,836)       2,224     (1,300)          (95)      (8,226)
                                                        ---------------------------------------------------------------------------
NET DECREASE IN CASH                                            -           (631)           -          -             -         (631)
CASH, beginning of period                                       -            631            -          -             -          631
                                                        ---------------------------------------------------------------------------
CASH, end of period                                     $       -       $      -     $      -    $     -     $       -     $     -
                                                        ===========================================================================

Item 2.
                             HINES HOLDINGS, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The following discussion contains trend analysis and other forward looking statements. Actual results could differ materially from those projected in the forward looking statements throughout this Report.

Three Months Ended June 30, 1997 compared to Three Months Ended June 30, 1996.

     Net Sales. Net sales of $94.1 million for the three months ended June 30, 1997 increased $24.1 million, or 34.4%, from net sales of $70.0 million for the comparable period in 1996. The Company's sales of its nursery products increased 43.8%, reflecting $16.5 million of sales from the Iverson and Flynn nursery acquisitions and increased sales volumes and prices from the other nursery operations. The Iverson and Flynn nursery operations were acquired on August 30, 1996 and November 27, 1996, respectively. Excluding the acquisitions, sales from the remaining core nursery operations increased 11.6% from the comparable period in 1996. Net sales of peat moss and peat-based products increased 9.4% from the comparable three month period. Sales from the professional peat and mix business increased 2% from the comparable period in 1996 with continued strong volume growth, particularly from the value added professional mix business. For the retail peat and mix business, sales increased 23.6% from the comparable period in 1996, primarily due to volume growth as pricing pressures continued to adversely affect retail peat sales.

     Gross Profit. Gross profit of $47.6 million (50.5% of net sales) for the three months ended June 30, 1997 increased $11.3 million, or 31.1%, from gross profit of $36.3 million (51.8% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Iverson and Flynn nursery acquisitions. The decrease in gross margin percentage is primarily due to lower margins from these acquisitions, as they are still in the process of being integrated into the main nursery operations, and lower margins from the peat and peat-based business due to continued pricing pressures and higher production costs resulting from higher sales of products with lower margins.

     Operating Expenses. Operating expenses of $23.6 million (25.0% of net sales) for the three months ended June 30, 1997 increased $5.3 million, or 29%, from $18.3 million (26.2% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Iverson and Flynn acquisitions.

     Operating Income. Operating income of $24 million for the three months ended June 30, 1997 increased $6.1 million, or 34.1%, from $17.9 million for the comparable period in 1996, due to the higher sales from the Company's nursery operations.

     Interest Expense. Interest expense of $5.4 million for the three months ended June 30, 1997 increased $0.2 million from $5.2 million for the comparable period in 1996. The increase was attributable to higher borrowing levels under the Company's revolving credit facility but was somewhat offset by lower interest rates.

     Net Income. Net income of $10.9 million for the three months ended June 30, 1997 increased by $3.2 million from net income of $7.7 million for the comparable period in 1996. The increase was primarily due to the higher sales from the Company's nursery operations.

Six Months Ended June 30, 1997 compared to Six Months Ended June 30, 1996.

     Net Sales. Net sales of $141.9 million for the six months ended June 30, 1997 increased $31.6 million, or 28.6%, from net sales of $110.3 million for the comparable period in 1996. The Company's sales of its nursery products increased 41.9%, reflecting $22.4 million of sales from the Iverson and Flynn nursery acquisitions and increased sales volumes and prices from the other nursery operations. Excluding these acquisitions, sales from the remaining core nursery operations increased 10.6% from the comparable period in 1996. Net sales of peat moss and peat-based products increased 4.1% from the comparable six month period. Sales from the professional peat and mix business increased 1.4% from the comparable period in 1996 with continued strong volume growth, particularly from the value added professional mix business. For the retail peat and mix business, sales increased 8.8% from the comparable period in 1996, primarily due to volume growth as pricing pressures continued to adversely affect retail peat sales.

     Gross Profit. Gross profit of $70.4 million (49.6% of net sales) for the six months ended June 30, 1997 increased $14.1 million, or 25.0%, from gross profit of $56.3 million (51.0% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Iverson and Flynn nursery acquisitions and the higher sales from the core nursery operations. The decrease in gross margin percentage is primarily due to lower margins from these acquisitions, as they are still in the process of being integrated into the main nursery operations, and lower margins from the peat and peat-based business due to continued pricing pressures and higher production costs resulting from higher sales of products with lower margins.

     Operating Expenses. Operating expenses of $40.7 million (28.7% of net sales) for the six months ended June 30, 1997 increased $6.5 million, or 19.0%, from $34.2 million (31.0% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Iverson and Flynn acquisitions.

     Operating Income. Operating income of $29.7 million for the six months ended June 30, 1997 increased $7.6 million, or 34.3%, from $22.1 million for the comparable period in 1996, due to the Iverson and Flynn nursery acquisitions and the higher sales from the Company's core nursery operations.

     Interest Expense. Interest expense of $10.6 million for the six months ended June 30, 1997 increased $0.3 million from $10.3 million for the comparable period in 1996. The increase was attributable to higher borrowing levels under the Company's revolving credit facility but was somewhat offset by lower interest rates.

     Net Income. Net income of $11.2 million for the six months ended June 30, 1997 increased by $4.3 million from net income of $6.9 million for the comparable period in 1996. The increase was primarily due to the Iverson and Flynn acquisitions and the higher sales from the Company's core nursery operations.

Liquidity and Capital Resources

     As a result of the highly seasonal nature of the Company's nursery products operations, the Company has historically satisfied its working capital requirements through revolving credit facilities and operating cash flow. The Company maintains a $75.0 million revolving credit facility pursuant to a Credit Agreement dated as of August 4, 1995, as subsequently amended, by and among Hines Horticulture, Sun Gro-U.S. and Sun Gro-Canada, as borrowers, the lenders listed therein and BT Commercial Corporation, as agent (the "Bank Credit Agreement"). The revolving credit facility is subject to a borrowing base tied to accounts receivable and inventory and expires on December 31, 2000. The revolving credit facility and all other obligations under the Bank Credit Agreement are secured by substantially all of the assets and common stock of Hines Horticulture and Sun Gro-U.S. as well as a pledge of 66% of the common stock of Sun Gro-Canada. Proceeds from the revolving credit facility can be distributed downstream to any of the Company's subsidiaries, including Sun Gro-Canada. The Company typically draws under its revolving credit facility in its first and fourth fiscal quarters to fund its nursery products inventory buildup and continuing operating expenses. Approximately 75% of Hines' sales occur in the first half of the year, which allows the Company to reduce the revolving credit facility after the first quarter. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups occurring in the third and fourth quarters. The Company had $47.0 million of unused borrowing capacity under its revolving credit facility on July 31, 1997.

     The Company's capital expenditures totaled $4.6 million for the six month period ended June 30, 1997. These capital expenditures consisted primarily of vehicles, machinery equipment and the purchase of other nursery related structures required to execute the Company's 1997 expansion plans and capital expenditures related to preparing peat bogs for harvest. The Company's capital expenditures for fiscal 1997 are expected to be approximately $16.3 million, and will be used for the acquisition of the land currently being leased at the Fallbrook nursery location, capacity expansion at several of the nursery operations and other maintenance expenditures. These capital expenditures will be funded from operating cash flow and borrowings under the revolving credit facility.

     The debt service costs associated with the borrowings under the Bank Credit Agreement and the 11 3/4% Senior Subordinated Notes due 2005 of Hines Horticulture (the "Notes") significantly increased the Company's liquidity requirements. All borrowings under the Bank Credit Agreement, including term loans made to Hines Horticulture and Sun Gro-Canada in an initial aggregate principal amount of $25.0 million, will mature prior to the Notes. The Company's remaining principal repayment schedule for the term loans under the Bank Credit Agreement is $4.5 million, $5.0 million $5.5 million and $6.5 million for the years 1997 through 2000, respectively. The Company expects that cash flow from operating activities together with borrowings available under the revolving credit facility will be sufficient to fund working capital needs, capital spending requirements and the debt service requirements of the Company's current capital structure for the foreseeable future.

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

                          PART II.  OTHER INFORMATION



Item 2.  Changes in Securities

     On June 2, 1997, the Registrant sold 32,200 shares of its Common Stock, par value $.01 per share, and 67,800 shares of its 12% Cumulative Redeemable Junior Preferred Stock, par value $.01 per share, to Mr. Bradley A. Weins, a management employee of Sun Gro Horticulture Inc., and indirect wholly-owned subsidiary of the Registrant, in a transaction not involving a public offering and therefore exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The aggregate purchase price for such shares was $100,000, payable by a full-recourse promissory note in favor of the Registrant due in three equal installments on March 31 of each of 1998, 1999 and 2000.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

               27.1  Financial Data Schedule

(b)  Reports on Form 8-K:

     No Current Reports on Form 8-K were filed by the Registrant during the period covered by this Report.

Items 1, 3, 4, and 5 are not applicable and have been omitted.

                                   SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    HINES HOLDINGS, INC.

                                    (Registrant)



                                    By:
                                        ----------------------------------
                                        Claudia M. Pieropan
                                        Chief Financial Officer



Date:  August 8, 1997


     Claudia M. Pieropan is signing in the dual capacities as (i) principal financial officer, and (ii) a duly authorized officer of the Company.