Form 10-Q
period 1997-09-30
HINES HOLDINGS INC
filed 1997-11-14
CIK 1003619

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-Q

                                   (Mark One)
(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                    For the quarter ended September 30, 1997

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
             For the transition period from_________ to _________

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


                               12621 Jeffrey Road
                            Irvine, California 92620
              (Address of principal executive offices) (Zip Code)

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

                                Yes (X)  No (  )


     As of October 31, 1997 there were 10,414,734 shares of Common Stock of Hines Holdings, Inc., par value $.01 per share, outstanding and 20,685,266 shares of 12% Cumulative Redeemable Junior Preferred Stock of Hines Holdings, Inc., par value $.01 per share, outstanding. As of such date, none of such shares were held by persons other than affiliates and employees of the registrant, and there was no public market for such shares.


===============================================================================

                             HINES HOLDINGS, INC.

                                     Index

                         Part I. Financial Information


Item 1.   Financial Statements                                  Page No.
                                                                --------

          Condensed Consolidated Balance Sheets as of
          December 31, 1996 and September 30, 1997                     1

          Condensed Consolidated Statements of Operations and
          Deficit for the Three Months and Nine Months Ended
          September 30, 1996 and 1997                                  3

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1996 and 1997                4

          Notes to the Condensed Consolidated Financial Statements     5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                   14


                          Part II. Other Information

Item 2.   Changes in Securities                                       18

Item 6.   Exhibits and Reports on Form 8-K                            19

          Signature                                                   20

Note: Items 1, 3, 4 and 5 of Part II are omitted because they are not applicable.


                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   December 31, 1996 and September 30, 1997


           ASSETS                                    December 31, 1996      September 30, 1997
           ------                                    -----------------      ------------------
                                                             (Dollars in thousands)

CURRENT ASSETS:
   Cash                                                       $    631                $      -
   Accounts receivable, net of allowance for
      doubtful accounts of $1,019 and $1,183                    15,644                  24,516
   Inventories                                                  95,224                  95,728
   Prepaid expenses and other current assets                     3,177                   2,208
                                                              --------                --------

                                  Total current assets         114,676                 122,452
                                                              --------                --------

FIXED ASSETS, net of accumulated depreciation
   and depletion of $14,169 and $18,682                         81,870                  85,706

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $1,235 and $2,039                 6,352                   6,049

OTHER ASSETS                                                        36                      36

GOODWILL                                                        24,581                  24,831
                                                              --------                --------
                                                              $227,515                $239,074
                                                              ========                ========














   See accompanying Notes to Condensed Consolidated Financial Statements and Management's
   Discussion and Analysis of Financial Condition and Results of Operations.



                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                   December 31, 1996 and September 30, 1997

        LIABILITIES AND SHAREHOLDERS' DEFICIT
        -------------------------------------
                                                                December 31, 1996      September 30, 1997
                                                                -----------------      ------------------
                                                                 (Dollars in thousands except share data)
CURRENT LIABILITIES:
        Accounts payable                                          $      7,875           $       9,067
        Accrued liabilities                                              5,358                   8,632
        Accrued payroll and benefits                                     5,957                   8,710
        Long-term debt, current portion                                  4,897                   5,211
        Revolving line of credit                                        29,357                  22,658
        Deferred income taxes                                           31,402                  36,117
        Other liabilities                                                  269                     262
                                                                  ------------           -------------
                   Total current liabilities                            85,115                  90,657
                                                                  ------------           -------------

LONG-TERM DEBT                                                         152,769                 148,775

DEFERRED INCOME TAXES                                                    6,006                   6,877

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED
   STOCK 12 PERCENT, par value $.01 per share;
   liquidation preference of $1,000 per share; 30,000
   shares authorized; 30,000 shares issued
   at December 31, 1996 and September 30, 1997                          30,921                  34,046

CUMULATIVE REDEEMABLE JUNIOR PREFERRED
   STOCK 12 PERCENT, par value $.01 per share;
   liquidation preference of $1 per share; 22,000,000
   shares authorized; 20,498,816 and 20,685,266 shares
   issued at December 31, 1996 and September 30, 1977                   23,989                  26,353

SHAREHOLDERS' DEFICIT
        Common Stock
           Authorized - 30,000,000 shares  $.01 par value;
           Issued and outstanding - 10,226,184 and
           10,414,734 at December 31, 1996 and
           September 30, 1997                                              102                     104

        Additional paid-in capital                                       5,600                     460

        Notes receivable from stock sales                                 (577)                   (659)

        Deficit                                                        (76,410)                (67,539)
                                                                  ------------           -------------

                   Total shareholders' deficit                         (71,285)                (67,634)
                                                                  ------------           -------------

                                                                  $    227,515           $     239,074
                                                                  ============           =============

        See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT Three Months and Nine Months Ended September 30, 1996 and 1997

                                                                 Three Months Ended September 30     Nine Months Ended September 30
                                                                 -------------------------------     ------------------------------
                                                                    1996                 1997           1996                1997
                                                                 ----------           ----------     ----------          ----------
                                                                             (Dollars in thousands except per share data)

SALES, NET                                                          $28,085              $31,104       $138,412            $172,983

COST OF GOODS SOLD                                                   13,943               14,301         67,954              85,784
                                                                 ----------           ----------     ----------          ----------

                                               Gross Profit          14,142               16,803         70,458              87,199
                                                                 ----------           ----------     ----------          ----------

SELLING AND DISTRIBUTION EXPENSES                                     9,279               10,479         34,490              40,347
GENERAL AND ADMINISTRATIVE EXPENSES                                   4,128                4,867         13,147              15,933
UNUSUAL ITEMS                                                        -                       271         -                       78
                                                                 ----------           ----------     ----------          ----------

                                   Total operating expenses          13,407               15,617         47,637              56,358
                                                                 ----------           ----------     ----------          ----------

                                           Operating income             735                1,186         22,821              30,841
                                                                 ----------           ----------     ----------          ----------

OTHER EXPENSES:
  Interest                                                            4,718                4,897         14,996              15,519
  Amortization of deferred financing expenses                           242                  277            698                 804
                                                                 ----------           ----------     ----------          ----------

                                                                      4,960                5,174         15,694              16,323
                                                                 ----------           ----------     ----------          ----------
Income (loss) before provision for (benefit from)
  income taxes                                                       (4,225)              (3,988)         7,127              14,518

PROVISION FOR (BENEFIT FROM) INCOME TAXES                            (1,559)              (1,677)         2,894               5,647
                                                                 ----------           ----------     ----------          ----------

NET INCOME (LOSS)                                                    (2,666)              (2,311)         4,233               8,871
Less: Preferred stock dividends                                        (960)              (1,955)        (2,760)             (5,249)
                                                                 ----------           ----------     ----------          ----------

NET INCOME (LOSS) applicable to common stock                        ($3,626)             ($4,266)        $1,473              $3,622
                                                                 ==========           ==========     ==========          ==========

Net income (loss) per common share                                   ($0.35)              ($0.42)         $0.15               $0.33
                                                                 ==========           ==========     ==========          ==========

Weighted average shares outstanding                              10,267,521           11,064,235     10,083,807          11,059,762
                                                                 ==========           ==========     ==========          ==========


DEFICIT, beginning of period                                       ($69,807)            ($65,228)      ($76,338)           ($76,410)
NET INCOME (LOSS) during the period                                  (2,666)              (2,311)         4,233               8,871
Additional cost of repurchase and retirement of stock                    87               -                (281)             -
                                                                 ----------           ----------     ----------          ----------
DEFICIT, end of period                                             ($72,386)            ($67,539)      ($72,386)           ($67,539)
                                                                 ==========           ==========     ==========          ==========

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Nine Months Ended September 30, 1996 and 1997

                                                                 Nine Months Ended September 30
                                                                 ------------------------------
                                                                     1996              1997
                                                                 ------------      ------------
                                                                     (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                    $      4,233      $      8,871
   Adjustments to reconcile net income to
      net cash provided by operating activities -
        Depreciation, depletion and amortization                        4,532             5,372
        Gain on sale of fixed assets                                        -              (122)
        Gain on involuntary disposal of fixed assets                        -            (1,194)
        Deferred income taxes                                           2,433             5,527
        Other                                                             148                86
                                                                 ------------      ------------
                                                                       11,346            18,540

CHANGE IN WORKING CAPITAL ACCOUNTS:
   Accounts receivable                                                 (3,792)           (8,872)
   Inventories                                                          2,128              (505)
   Prepaid expenses and other assets                                      272               714
   Other assets                                                          (597)              (82)
   Accounts payable and accrued liabilities                             2,584             7,216
   Other liabilities                                                     (161)               (7)
                                                                 ------------      ------------

              Net cash provided by operating activities                11,780            17,004
                                                                 ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of fixed assets                                            (6,231)           (7,379)
   Proceeds from sales of fixed assets                                      -               154
   Proceeds from insurance claims                                           -             1,194
   Purchase of fixed assets with insurance claim
      proceeds                                                              -            (1,081)
   Acquisitions, net of cash acquired                                 (10,301)                -
                                                                 ------------      ------------

                  Net cash used in investing activities               (16,532)           (7,112)
                                                                 ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from revolving line of credit                             147,194           167,306
   Repayments on revolving line of credit                            (139,898)         (174,005)
   Repayments of long-term debt                                        (2,921)           (3,673)
   Deferred financing costs                                              (153)             (501)
   Additional cost of repurchase and retirement of stock                 (281)                -
   Repurchase and retirement of stock                                       -               (75)
   Issuance of preferred and common stock                                 666               425
   Other                                                                  (36)                -
                                                                 ------------      ------------

    Net cash provided by (used in) financing activities                 4,571           (10,523)
                                                                 ------------      ------------

NET DECREASE IN CASH                                                     (181)             (631)

CASH beginning of period                                                    0               631
                                                                 ------------      ------------

CASH end of period                                               $         -       $          -
                                                                 ============      ============

   See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                              HINES HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          SEPTEMBER 30, 1996 AND 1997



1.   Description of Business:
     -----------------------

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

2.   Unaudited Financial Information:
     -------------------------------

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

3.   Inventories:
     -----------

     As of December 31, 1996 and September 30, 1997, inventories consist of the following (dollars in thousands):

                                        December 31,       September 30,
                                           1996                1997
                                        -----------        ------------
Nursery stock                           $    85,611        $     84,661
Finished goods                                2,975               3,451
Materials and supplies                        6,638               7,616
                                        -----------        ------------

                                        $    95,224        $     95,728
                                        ===========        ============

4.  Acquisition:
    -----------

     On October 7, 1997, Hines II, Inc. (Hines II), was incorporated in Delaware as a wholly-owned subsidiary of the Company. On October 20, 1997, Hines II acquired substantially all of the assets of Pacific Color Nurseries, Inc. a color bedding grower located in Chowchilla and Madera, California, for $1,700,000. The Company issued a Demand Note in the aggregate principal amount of $2,500,000 in favor of Madison Dearborn Capital Partners, L.P., the Company's controlling stockholder, in order to finance the acquisition. In addition, the Company is in the process of obtaining further financing through Hines II to fund future acquisitions.

     Pacific Color Nurseries, Inc., has operated since 1990 as a color bedding grower servicing central and northern California and the acquired business will be operated under the name of Hines Color - Fresno. The business is comprised of two parcels, the first a 20 acre growing facility in Chowchilla, and the second a 30 acre facility located nearby in Madera.

5.  Unusual Items:
    -------------

     The unusual items for the nine months ended September 30, 1997 represent a $1,194,000 gain on involuntary disposal of fixed assets and a $1,272,000 charge for the restructuring plan at Sun Gro.

     During the nine months ended September 30, 1997, the Company received $1,194,000 of proceeds from insurance claims to replace assets that had been damaged and, accordingly, recorded a gain of $1,194,000 representing the difference between the proceeds received and the carrying amount of the damaged assets. As of September 30, 1997, the Company has acquired $1,081,000 of fixed assets utilizing the insurance proceeds.

     During the second quarter of 1997, the Company approved a restructuring plan for Sun Gro which, for the nine months ended September 30, 1997, resulted in an unusual charge of $1,272,000. The charge represents $1,100,000 of severance related payments and $172,000 of other related restructuring charges. As of September 30, 1997, $987,000 has been paid.

6.   Net Income Per Common Share:
     ---------------------------

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

     SFAS No. 128 also would require a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. SFAS No. 128 will be effective for the Company in the fourth quarter 1997. Earlier adoption is not permitted . However, disclosure of pro forma EPS computed using SFAS 128 is permitted in the notes to the financial statements. The following table sets forth unaudited pro forma EPS data computed under the provisions of SFAS 128:

                    Nine Months Ended          Three Months Ended
                      September 30,               September 30,
                      1996      1997          1996            1997
                    -----------------         --------------------

     Basic EPS      $ 0.15      $0.35          $(0.35)      $(0.42)
     Diluted EPS    $ 0.15      $0.33          $(0.35)      $(0.42)

7.   Guarantor/Non-Guarantor Disclosures:
     -----------------------------------

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

     The following condensed consolidating information shows (a) Holdings on a parent company basis only as the parent guarantor (carrying its investment in its subsidiary under the equity method), (b) Hines as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in the subsidiary non-guarantor under the equity method), (d) Sun Gro-Canada as subsidiary non-guarantor, (e) eliminations necessary to arrive at the information for the parent guarantors and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis as follows:

 .    Condensed consolidating balance sheets as of December 31, 1996 and
     September 30, (unaudited);

 .    Condensed unaudited consolidating statements of operations and retained earnings (deficit) and condensed unaudited consolidating statements of cash flows for the nine month periods ended September 30, 1996 and 1997.


  Supplemental Condensed Consolidating Balance Sheets
  As of December 31, 1996
  (Dollars in thousands)

                                                                                            Sun Gro
                                                  Hines                      Sun Gro         Canada
                                                 Holdings      Hines           U.S.       (Subsidiary
                                                 (Parent      Horticulture  (Subsidiary       Non-                     Consolidated
                                                Guarantor)     (Issuer)     Guarantor)     Gurantor)     Eliminations      Total
                                              -------------------------------------------------------------------------------------

ASSETS
------
CURRENT ASSETS:
  Cash                                         $     --              $631          $91          ($91)   $   --              $631
  Accounts receivable, net                           --             5,316        8,679         1,649        --            15,644
  Inventories                                        --            88,361        1,455         5,408        --            95,224
  Prepaid expenses and other current assets          --             1,074          991         1,112        --             3,177
  Deferred income taxes                              --                50          603           --           (653)           --
                                              ----------------------------------------------------------------------------------
                    Total current assets             --            95,432       11,819         8,078          (653)      114,676
                                              ----------------------------------------------------------------------------------
FIXED ASSETS, net                                    --            32,851        4,540        44,479        --            81,870
DEFERRED FINANCING EXPENSES, net                     --             5,020           43         1,289        --             6,352
OTHER ASSETS                                         --                             36           --         --                36
GOODWILL, net                                        --            23,738          --            843        --            24,581
DEFERRED INCOME TAXES                                --            10,163          --            --        (10,163)            -

INVESTMENTS IN SUBSIDIARIES                            40,296      15,606        7,729           --        (63,631)            -
                                              ----------------------------------------------------------------------------------
                                                $      40,296    $182,810      $24,167       $54,689      ($74,447)     $227,515
                                              ==================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
  Accounts payable                              $      --          $4,048       $1,426        $2,401     $    --          $7,875
  Accrued liabilities                                  --           2,718        2,127           513          --           5,358
  Accrued payroll and benefits                         --           4,270        1,318           369          --           5,957
  Long-term debt, current portion                      --           2,147         --           2,750          --           4,897
  Revolving line of credit                             --          24,201        5,156           --           --          29,357
  Deferred income taxes                                --          31,942         --             113          (653)       31,402
  Other liabilities                                    --           --              63           206          --             269
  Intercompany accounts                                56,671     (65,199)      (9,023)       17,551          --              --
                                               ---------------------------------------------------------------------------------
               Total current liabilities               56,671       4,127        1,067        23,903          (653)       85,115
                                               ---------------------------------------------------------------------------------
LONG-TERM DEBT                                           --       142,269        --           10,500                     152,769
DEFERRED INCOME TAXES                                    --         2,377        1,235        12,557       (10,163)        6,006
CUMULATIVE REDEEMABLE SENIOR
  PREFERRED STOCK                                      30,921        --          --           --             --           30,921
CUMULATIVE REDEEMABLE JUNIOR
  PREFERRED STOCK                                      23,989        --          --            --            --           23,989
SHAREHOLDERS' EQUITY
  Common stock                                            102       3,971       11,414         --          (15,385)          102
  Additional paid-in capital                            5,600      21,364        5,793         1,777       (28,934)        5,600
  Notes receivable from stock sales                      (577)       --           --            --           --
  Retained earnings (deficit)                         (76,410)      8,702        4,658         5,952       (19,312)      (76,410)
                                              -----------------------------------------------------------------------------------
    Total shareholders' equity (deficit)              (71,285)     34,037       21,865         7,729       (63,631)      (71,285)
                                              -----------------------------------------------------------------------------------
                                                      $40,296    $182,810      $24,167       $54,689      ($74,447)     $227,515
                                              ===================================================================================


Supplemental Condensed Consolidating Balance Sheets
  As of September 30, 1997
  (Dollars in thousands)


                                                                                         Sun Gro
                                               Hines                      Sun Gro         Canada
                                              Holdings       Hines          U.S.       (Subsidiary
                                              (Parent     Horticulture  (Subsidiary        Non-                     Consolidated
                                             Guarantor)     (Issuer)     Guarantor)     Guarantor)     Eliminations     Total
                                             ------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash                                       $    -       $     -       $    -         $     -         $     -      $     -
  Accounts receivable, net                        -             13,382        8,937          2,197                        24,516
  Inventories                                     -             87,480        2,198          6,050           -            95,728
  Prepaid expenses and other current assets       -                785          624            799           -             2,208
  Deferred income taxes                           -                 50          603          -                 (653)      -
                                             ------------------------------------------------------------------------------------
                    Total current assets          -            101,697       12,362          9,046             (653)     122,452
                                             ------------------------------------------------------------------------------------

FIXED ASSETS, net                                 -             37,032        4,402         44,272           -            85,706
DEFERRED FINANCING EXPENSES, net                  -              4,809          181          1,059           -             6,049
OTHER ASSETS                                      -             -                36          -               -                36
GOODWILL, net                                     -             24,007       -                 824           -            24,831
DEFERRED INCOME TAXES                             -             10,163       -               -              (10,163)      -
INVESTMENTS IN SUBSIDIARIES                     49,159          11,401        7,515          -              (68,075)      -
                                             ------------------------------------------------------------------------------------
                                             $  49,159    $    189,109  $    24,496    $    55,201     $    (78,891)$    239,074
                                             ====================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable                           $    -       $      3,798  $       978    $     4,291           -      $      9,067
  Accrued liabilities                             -              6,021        1,813            798           -             8,632
  Accrued payroll and benefits                    -              7,079          889            742           -             8,710
  Long-term debt, current portion                 -              2,274       -               2,937           -             5,211
  Revolving line of credit                        -             17,206        5,452          -               -            22,658
  Deferred income taxes                           -             36,657       -                 113             (653)      36,117
  Other liabilities                               -             -                63            199           -               262
  Intercompany accounts                         56,389         (71,789)      (2,871)        18,271           -            -
                                             ------------------------------------------------------------------------------------
                   Total current liabilities    56,389           1,246        6,324         27,351             (653)      90,657
                                             ------------------------------------------------------------------------------------

LONG-TERM DEBT                                    -            140,524       -               8,251           -           148,775
DEFERRED INCOME TAXES                                5           4,439          512         12,084          (10,163)       6,877
CUMULATIVE REDEEMABLE SENIOR
  PREFERRED STOCK                               34,046          -            -               -               -            34,046
CUMULATIVE REDEEMABLE JUNIOR
  PREFERRED STOCK                               26,353          -            -               -               -            26,353
SHAREHOLDERS' EQUITY
  Common stock                                     104           3,971       11,414          -              (15,385)         104
  Additional paid-in capital                       460          21,364        5,889          1,777          (29,030)         460
  Notes receivable from stock sales               (659)         -            -               -               -              (659)
  Retained earnings (deficit)                  (67,539)         17,565          357          5,738          (23,660)     (67,539)
                                             ------------------------------------------------------------------------------------
        Total shareholders' equity (deficit)   (67,634)         42,900       17,660          7,515          (68,075)     (67,634)
                                             ------------------------------------------------------------------------------------
                                             $  49,159    $    189,109  $    24,496    $    55,201     $    (78,891)$    239,074
                                             ====================================================================================

Supplemental Condensed Consolidating Statements of Operations and Retained Earnings (Deficit)
  (Dollars in thousands)

                                                                For the Nine Month Period Ended September 30, 1996
                                                      ----------------------------------------------------------------------------
                                                                                               Sun Gro
                                                            Hines                  Sun Gro     Canada
                                                          Holdings      Hines        U.S.    (Subsidiary
                                                          (Parent   Horticulture (Subsidiary    Non-                  Consolidated
                                                         Guarantor)   (Issuer)   Guarantor)   Guarantor)   Eliminations   Total
                                                      ----------------------------------------------------------------------------
  SALES, NET                                             $   -      $     84,414 $    47,390 $    16,412   $    (9,804) $  138,412
  COST OF GOODS SOLD                                         -            41,983      24,822      10,953        (9,804)     67,954
                                                      ----------------------------------------------------------------------------
                                         Gross Profit        -            42,431      22,568       5,459         -          70,458
  OPERATING EXPENSES                                         -            21,892      20,480       5,265         -          47,637
                                                      ----------------------------------------------------------------------------
                                     Operating income        -            20,539       2,088         194         -          22,821
                                                      ----------------------------------------------------------------------------

  OTHER EXPENSES:
     Interest                                                -            13,731         361         904         -          14,996
     Interest - intercompany                                 -              (489)        405          84         -            -
     Other, net                                             (4,233)          325         818         222         3,566         698
                                                      ----------------------------------------------------------------------------
                                                            (4,233)       13,567       1,584       1,210         3,566      15,694
                                                      ----------------------------------------------------------------------------

  Income (loss) before income tax provision (benefit)        4,233         6,972         504      (1,016)       (3,566)      7,127
  INCOME TAX PROVISION (BENEFIT)                             -             2,739         353        (198)        -           2,894
                                                      ----------------------------------------------------------------------------
  NET INCOME (LOSS)                                          4,233         4,233         151        (818)       (3,566)      4,233
  Retained earnings (deficit), beginning of period         (76,338)        8,494      12,931       6,818       (28,243)    (76,338)
  Additional cost of repurchase and retirement of stock       (281)       -           (4,342)      -             4,342        (281)
                                                      ----------------------------------------------------------------------------
  Retained earnings (deficit), end of period             $ (72,386) $     12,727 $     8,740 $     6,000   $   (27,467) $  (72,386)
                                                      ============================================================================

                                                                For the Three Month Period Ended September 30, 1996
                                                      ----------------------------------------------------------------------------
                                                                                               Sun Gro
                                                            Hines                  Sun Gro     Canada
                                                          Holdings      Hines        U.S.    (Subsidiary
                                                          (Parent   Horticulture (Subsidiary    Non-                  Consolidated
                                                         Guarantor)   (Issuer)   Guarantor)   Guarantor)   Eliminations   Total
                                                      ----------------------------------------------------------------------------
  SALES, NET                                             $   -      $     12,861 $    13,501 $     4,823   $    (3,100) $   28,085
  COST OF GOODS SOLD                                         -             6,781       6,958       3,304        (3,100)     13,943
                                                      ----------------------------------------------------------------------------
                                         Gross Profit        -             6,080       6,543       1,519         -          14,142
  OPERATING EXPENSES                                         -             5,244       6,541       1,622         -          13,407
                                                      ----------------------------------------------------------------------------
                                     Operating income        -               836           2        (103)        -             735
                                                      ----------------------------------------------------------------------------
  OTHER EXPENSES:
     Interest                                                -             4,424         113         181         -           4,718
     Interest - intercompany                                 -              (190)        149          41         -             -
     Other, net                                               2,666          681         331          77        (3,512)        242
                                                      ----------------------------------------------------------------------------
                                                              2,666        4,915         593         299        (3,512)      4,960
                                                      ----------------------------------------------------------------------------
  Income (loss) before income tax provision (benefit)        (2,666)      (4,079)       (591)       (402)        3,512      (4,225)
  INCOME TAX PROVISION (BENEFIT)                             -            (1,414)        (74)        (71)        -          (1,559)
                                                      ----------------------------------------------------------------------------
  NET INCOME (LOSS)                                          (2,666)      (2,665)       (517)       (331)        3,512      (2,666)
  Retained earnings (deficit), beginning of period          (69,807)      15,392      12,340       6,331       (34,063)    (69,807)
  Additional cost of repurchase and retirement of stock          87         -         (3,084)      -             3,084          87
                                                      ----------------------------------------------------------------------------
  Retained earnings (deficit), end of period             $  (72,386)$     12,727 $     8,740 $     6,000   $   (27,467) $  (72,386)
                                                      ============================================================================



Supplemental Condensed Consolidating Statements of Operations and Retained Earnings (Deficit)
  (Dollars in thousands)

                                                                    For the Nine Month Period Ended September 30, 1997
                                                        -------------------------------------------------------------------------
                                                                                               Sun Gro
                                                           Hines                  Sun Gro      Canada
                                                          Holdings    Hines         U.S.     (Subsidiary
                                                          (Parent  Horticulture (Subsidiary     Non-                 Consolidated
                                                         Guarantor)  (Issuer)    Guarantor)   Guarantor)   Eliminations   Total
                                                        -------------------------------------------------------------------------
  SALES, NET                                              $   -     $    117,275 $    48,160  $    16,433   $   (8,885) $  172,983
  COST OF GOODS SOLD                                          -           58,795      25,566       10,308       (8,885)     85,784
                                                        --------------------------------------------------------------------------
                                           Gross Profit       -           58,480      22,594        6,125        -          87,199
  OPERATING EXPENSES                                          -           27,607      23,165        5,586        -          56,358
                                                        --------------------------------------------------------------------------
                                       Operating income       -           30,873        (571)         539        -          30,841
                                                        --------------------------------------------------------------------------

  OTHER EXPENSES:
     Interest                                                  (13)       14,171         561          800        -          15,519
     Interest - intercompany                                  -             (637)        543           94        -            -
     Other, net                                             (8,863)        1,758         246          230        7,433         804
                                                        --------------------------------------------------------------------------
                                                            (8,876)       15,292       1,350        1,124        7,433      16,323
                                                        --------------------------------------------------------------------------

  Income (loss) before income tax provision (benefit)        8,876        15,581      (1,921)        (585)      (7,433)     14,518
  INCOME TAX PROVISION (BENEFIT)                                 5         6,718        (705)        (371)       -           5,647
                                                        --------------------------------------------------------------------------
  NET INCOME (LOSS)                                          8,871         8,863      (1,216)        (214)      (7,433)      8,871
  Retained earnings (deficit), beginning of period         (76,410)        8,702       4,658        5,952      (19,312)    (76,410)
  Dividends - intercompany                                    -            -          (3,085)        -           3,085        -
                                                        --------------------------------------------------------------------------
  Retained earnings (deficit), end of period              $(67,539)  $    17,565 $       357  $     5,738   $  (23,660) $  (67,539)
                                                        ==========================================================================



                                                               For the Three Month Period Ended September 30, 1997
                                                        -------------------------------------------------------------------------
                                                                                               Sun Gro
                                                           Hines                  Sun Gro      Canada
                                                          Holdings    Hines         U.S.     (Subsidiary
                                                          (Parent  Horticulture (Subsidiary     Non-                 Consolidated
                                                         Guarantor) (Issuer)    Guarantor)    Guarantor)   Eliminations   Total
                                                        -------------------------------------------------------------------------
  SALES, NET                                              $  -      $   15,751   $   13,355   $   3,953     $   (1,955)  $ 31,104
  COST OF GOODS SOLD                                         -           7,750        6,669       1,837         (1,955)    14,301
                                                        -------------------------------------------------------------------------
                                           Gross Profit      -           8,001        6,686       2,116           -        16,803
  OPERATING EXPENSES                                         -           7,101        6,720       1,796           -        15,617
                                                        -------------------------------------------------------------------------
                                       Operating income      -             900          (34)        320           -         1,186
                                                        -------------------------------------------------------------------------

  OTHER EXPENSES:
     Interest                                                -           4,473          171         253           -         4,897
     Interest - intercompany                                 -            (247)         214          33           -          -
     Other, net                                             2,311          389           14          77         (2,514)       277
                                                        -------------------------------------------------------------------------
                                                            2,311        4,615          399         363         (2,514)     5,174
                                                        -------------------------------------------------------------------------

  Income (loss) before income tax provision (benefit)      (2,311)      (3,715)        (433)        (43)         2,514     (3,988)
  INCOME TAX PROVISION (BENEFIT)                             -          (1,404)        (229)        (44)          -        (1,677)
                                                        -------------------------------------------------------------------------
  NET INCOME (LOSS)                                        (2,311)      (2,311)        (204)          1          2,514     (2,311)
  Retained earnings (deficit), beginning of period        (65,228)      19,876          561       5,737        (26,174)   (65,228)
  Dividends - intercompany                                   -            -             -          -              -          -
                                                        -------------------------------------------------------------------------
  Retained earnings (deficit), end of period             $(67,539)  $   17,565   $      357   $   5,738     $  (23,660)  $(67,539)
                                                        =========================================================================





Supplemental Condensed Consolidating Statements of Cash Flow
  (Dollars in thousands)                                       For the Nine Month Period Ended September 30, 1996
                                                       ---------------------------------------------------------------------------
                                                                                              Sun Gro
                                                           Hines                  Sun Gro      Canada
                                                          Holdings     Hines        U.S.    (Subsidiary
                                                          (Parent  Horticulture (Subsidiary     Non-                 Consolidated
                                                         Guarantor)   (Issuer)   Guarantor)   Guarantor)   Eliminations   Total
                                                       ---------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:         $    (597) $     8,574  $    1,208  $     2,595   $    -     $    11,780
                                                       ---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                    -          (3,743)     (1,200)      (1,288)       -          (6,231)
  Acquisitions, net of cash acquired                          -         (10,301)       -            -           -         (10,301)
                                                       ---------------------------------------------------------------------------
                 Net cash used in investing activities        -         (14,044)     (1,200)      (1,288)       -         (16,532)
                                                       ---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                      -          95,883      51,311         -           -         147,194
  Repayments on revolving line of credit                      -         (92,539)    (47,359)        -           -        (139,898)
  Intercompany advances (repayments)                           212         (820)        418          190        -            -
  Repayments of long-term debt                                -          (1,546)       -          (1,375)       -          (2,921)
  Deferred financing costs                                    -             (31)       -            (122)       -            (153)
  Dividends received (paid)                                   -           4,342      (4,342)        -           -            -
  Issuance of preferred and common stock                       666         -           -            -           -             666
  Additional cost of repurchase and retirement of stock       (281)        -           -            -           -            (281)
  Other                                                       -            -            (36)        -           -             (36)
                                                       ---------------------------------------------------------------------------
  Net cash provided by (used in) financing activities          597        5,289          (8)      (1,307)       -           4,571
                                                       ---------------------------------------------------------------------------

NET DECREASE IN CASH                                          -            (181)       -            -           -            (181)
CASH, beginning of period                                     -             181        -            -           -             181
                                                       ---------------------------------------------------------------------------
CASH, end of period                                      $    -     $      -     $     -     $      -      $    -     $      -
                                                       ===========================================================================


                                                               For the Nine Month Period Ended September 30, 1997
                                                       ---------------------------------------------------------------------------
                                                                                              Sun Gro
                                                           Hines                  Sun Gro      Canada
                                                          Holdings     Hines        U.S.    (Subsidiary
                                                          (Parent  Horticulture (Subsidiary     Non-                 Consolidated
                                                         Guarantor)   (Issuer)   Guarantor)   Guarantor)   Eliminations   Total
                                                       ---------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES:         $     (68) $   16,402   $  (3,389)  $     3,964   $       95 $    17,004
                                                       ---------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                                    -         (4,858)       (641)       (1,880)       -          (7,379)
  Proceeds from sales of fixed assets                         -            154         -            -           -             154
  Proceeds from insurance claims                              -          1,194         -            -           -           1,194
  Purchase of fixed assets from insurance claim proceeds      -         (1,081)        -            -           -          (1,081)
                                                       ---------------------------------------------------------------------------
                 Net cash used in investing activities        -         (4,591)       (641)       (1,880)       -          (7,112)
                                                       ---------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit                      -        112,934      54,372          -           -         167,306
  Repayments on revolving line of credit                      -       (119,929)    (54,076)         -           -        (174,005)
  Intercompany advances (repayments)                          (282)     (6,590)      6,894           (22)       -            -
  Repayments of long-term debt                                -         (1,611)       -           (2,062)       -          (3,673)
  Deferred financing costs                                    -           (331)       (170)         -           -            (501)
  Dividends received (paid)                                   -          3,085      (3,085)         -           -            -
  Repurchase and retirement of stock                           (75)       -           -             -           -             (75)
  Issuance of preferred and common stock                       425        -             95          -             (95)        425
                                                       ---------------------------------------------------------------------------
   Net cash provided by (used in) financing activities          68     (12,442)      4,030        (2,084)         (95)    (10,523)
                                                       ---------------------------------------------------------------------------

NET DECREASE IN CASH                                          -           (631)       -             -           -            (631)
CASH, beginning of period                                     -            631        -             -           -             631
                                                       ---------------------------------------------------------------------------
CASH, end of period                                      $    -     $     -      $    -      $      -      $    -      $     -
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

     The Company's nursery business is highly seasonal in nature, with the strong retail demand for lawn and garden products typically occurring in the second quarter of the fiscal year. Accordingly, the Company realizes a higher portion of its annual net sales and operating earnings during the second quarter. The Company's peat moss business is more heavily weighted towards the professional markets, which do not typically experience the large seasonal variances present in the retail market.

Three Months Ended September 30, 1997 compared to Three Months Ended September 30, 1996.

     Net Sales. Net sales of $31.1 million for the three months ended September 30, 1997 increased $3.0 million, or 10.7%, from net sales of $28.1 million for the comparable period in 1996. The Company's sales of its nursery products increased 22.5%, reflecting $2.0 million of sales from the Iverson and Flynn nursery acquisitions and increased sales volumes and prices from the other nursery operations. The Iverson and Flynn nursery operations were acquired on August 30, 1996 and November 27, 1996, respectively. Excluding the acquisitions, sales from the remaining core nursery operations increased 7.0% from the comparable period in 1996. Net sales of peat moss and peat-based products increased 1.0% from the comparable three month period. Sales from the professional peat and mix business increased 1.8% from the comparable period in 1996 with continued strong volume growth from the value added professional mix business. Sales for the retail peat and mix business decreased marginally from the comparable period in 1996.

     Gross Profit. Gross profit of $16.8 million (54.0% of net sales) for the three months ended September 30, 1997 increased $2.7 million, or 19.1%, from gross profit of $14.1 million (50.4% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Iverson and Flynn nursery acquisitions. The increase in gross margin percentage is primarily due to higher margins from the nursery business resulting from higher average sales prices and higher margins from the peat and peat-based business due to higher sales of professional mix, a higher margin product mix, and some improvement in professional peat prices.

     Operating Expenses. Operating expenses of $15.6 million (50.2% of net sales) for the three months ended September 30, 1997 increased $2.2 million, or 16.4%, from $13.4 million (47.7% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Iverson and Flynn acquisitions.

     Operating Income. Operating income of $1.2 million for the three months ended September 30, 1997 increased $0.5 million, or 71.4%, from $0.7 million for the comparable period in 1996, due to the higher sales from the Company's nursery operations.

     Interest Expense. Interest expense of $4.9 million for the three months ended September 30, 1997 increased $0.2 million from $4.7 million for the comparable period in 1996. The increase was attributable to higher borrowing levels under the Company's revolving credit facility.

     Net Loss.   The net loss of $2.3 million for the three months ended
September 30, 1997 decreased by $0.4 million from a net loss of $2.7 million for the comparable period in 1996. The decrease was primarily due to the higher sales from the Company's nursery operations.

Nine Months Ended September 30, 1997 compared to Nine Months Ended September 30, 1996.

     Net Sales. Net sales of $173.0 million for the nine months ended September 30, 1997 increased $34.6 million, or 25.0%, from net sales of $138.4 million for the comparable period in 1996. The Company's sales of its nursery products increased 38.9%, reflecting $24.4 million of sales from the Iverson and Flynn nursery acquisitions and increased sales volumes and prices from the other nursery operations. Excluding these acquisitions, sales from the remaining core nursery operations increased 10.0% from the comparable period in 1996. Net sales of peat moss and peat-based products increased 3.2% from the comparable nine month period. Sales from the professional peat and mix business increased 1.6% from the comparable period in 1996 with continued strong volume growth from the value added professional mix business. For the retail peat and mix business, sales increased 7.0% from the comparable period in 1996, primarily due to volume growth as pricing pressures continued to adversely affect retail peat sales.

     Gross Profit. Gross profit of $87.2 million (50.4% of net sales) for the nine months ended September 30, 1997 increased $16.7 million, or 23.7%, from gross profit of $70.5 million (50.9% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Iverson and Flynn nursery acquisitions and the higher sales from the core nursery operations. The slight decrease in gross margin percentage is primarily due to lower margins from these acquisitions, as they are still in the process of being integrated into the main nursery operations, and lower margins from the peat and peat-based business due to continued pricing pressures from the retail peat business.

     Operating Expenses. Operating expenses of $56.4 million (32.6% of net sales) for the nine months ended September 30, 1997 increased $8.8 million, or 18.5%, from $47.6 million

(34.4% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Iverson and Flynn acquisitions.

     Operating Income. Operating income of $30.8 million for the nine months ended September 30, 1997 increased $8.0 million, or 35.1%, from $22.8 million for the comparable period in 1996, due to the Iverson and Flynn nursery acquisitions and the higher sales from the Company's core nursery operations.

     Interest Expense. Interest expense of $15.5 million for the nine months ended September 30, 1997 increased $0.5 million from $15.0 million for the comparable period in 1996. The increase was attributable to higher borrowing levels under the Company's revolving credit facility.

     Net Income.   Net income of $8.9 million for the nine months ended
September 30, 1997 increased by $4.7 million from net income of $4.2 million for the comparable period in 1996. The increase was primarily due to the Iverson and Flynn acquisitions and the higher sales from the Company's core nursery operations.

Liquidity and Capital Resources

     As a result of the highly seasonal nature of the Company's nursery products operations, the Company has historically satisfied its working capital requirements through revolving credit facilities and operating cash flow. The Company maintains a $75.0 million revolving credit facility pursuant to a Credit Agreement dated as of August 4, 1995, as subsequently amended, by and among Hines Horticulture, Sun Gro-U.S. and Sun Gro-Canada, as borrowers, the lenders listed therein and BT Commercial Corporation, as agent (the "Bank Credit Agreement"). The revolving credit facility is subject to a borrowing base tied to accounts receivable and inventory and expires on December 31, 2000. The revolving credit facility and all other obligations under the Bank Credit Agreement are secured by substantially all of the assets and common stock of Hines Horticulture and Sun Gro-U.S. as well as a pledge of 66% of the common stock of Sun Gro-Canada. Proceeds from the revolving credit facility can be distributed downstream to any of the Company's subsidiaries, including Sun Gro-Canada. The Company typically draws under its revolving credit facility in its first and fourth fiscal quarters to fund its nursery products inventory buildup and continuing operating expenses. Approximately 75% of Hines' sales occur in the first half of the year, which allows the Company to reduce the revolving credit facility after the first quarter. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups occurring in the third and fourth quarters. The Company had $19.6 million of unused borrowing capacity under its revolving credit facility on October 31, 1997.

     The Company's capital expenditures totaled $7.4 million for the nine month period ended September 30, 1997. These capital expenditures consisted primarily of vehicles, machinery equipment and the purchase of other nursery related structures required to execute the Company's 1997 expansion plans and capital expenditures related to preparing peat bogs for harvest. The Company's capital expenditures for fiscal 1997 are expected to be approximately $11.1 million, and will be used for capacity expansion at several of the nursery operations and other maintenance expenditures. These capital expenditures will be funded from operating cash flow and borrowings under the revolving credit facility.

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

     On October 7, 1997, subsequent to the period covered by this Report, Hines II, Inc. was incorporated in Delaware as a wholly-owned subsidiary of the Company. On October 20, 1997, Hines II, Inc. acquired substantially all of the assets of Pacific Color Nurseries Inc., a color bedding grower servicing central and northern California, for $1,700,000. The Company issued a Demand Note in the aggregate principal amount of $2,500,000 in favor of Madison Dearborn Capital Partners, L.P., the Company's controlling stockholder, in order to finance the acquisition. The Company is in the process of obtaining further financing through Hines II, Inc. to fund future acquisitions. On November 7, 1997, the Company and certain of its subsidiaries entered into the Eighth Amendment and Limited Waiver to Credit Agreement and First Amendment to Holdings Guaranty and Holdings Pledge Agreement, a copy of which is being filed as an exhibit to this Report, to cure certain technical defaults under the Bank Credit Agreement and related agreements arising in connection with the Company's formation of Hines II, Inc. and its acquisition of the assets of Pacific Color Nurseries, Inc.

     The Company expects that cash flow from operating activities together with borrowings available under the Bank Credit Agreement and borrowings being obtained under Hines II, Inc. will be sufficient to fund working capital needs, capital spending requirements and the debt service requirements of the Company's current capital structure for the foreseeable future.

                          PART II.  OTHER INFORMATION

Item 2.   Changes in Securities

  On September 29, 1997, the Registrant sold 100,000 shares of its Common Stock, par value $.01 per share, to Mr. S. Thigpen, a management employee of Hines Horticulture Inc., a wholly-owned subsidiary of the Registrant, in a transaction not involving a public offering and therefore exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The aggregate purchase price for such shares was $100,000, payable by a full-recourse promissory note in favor of the Registrant due in three equal installments on April 30 of each of 1998, 1999 and 2000.

  On September 30, 1997, the Registrant sold 32,200 shares of its Common Stock, par value $.01 per share, and 67,800 shares of its 12% Cumulative Redeemable Junior Preferred Stock, par value $.01 per share, to Mr. S. Rizzi, a management employee of Hines Horticulture Inc., a wholly-owned subsidiary of the Registrant, and his spouse, in a transaction not involving a public offering and therefore exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The aggregate purchase price for such shares was $100,000, payable by a full-recourse promissory note in favor of the Registrant due in three equal installments on September 30, 1997 and on March 31 of each of 1998 and 1999.

     On September 30, 1997, the Registrant sold 48,300 shares of its Common Stock, par value $.01 per share, and 101,700 shares of its 12% Cumulative Redeemable Junior Preferred Stock, par value $.01 per share, to Mr. M. Weaver, a management employee of Sun Gro Horticulture Inc., an indirect wholly-owned subsidiary of the Registrant, in a transaction not involving a public offering and therefore exempt from registration under the Securities Act of 1933, as amended, pursuant to Section 4(2) thereof. The aggregate purchase price for such shares was $150,000, payable by a full-recourse promissory note in favor of the Registrant due in five equal installments on September 30, 1997 and on March 31 of each of 1998, 1999, 2000 and 2001.

Item 6.  Exhibits and Reports on Form 8-K

(a)
Exhibits:

          27.1 Financial Data Schedule

          4.1 Eighth Amendment and Limited Waiver to Credit Agreement and First Amendment to Holdings Guaranty and Holdings Pledge Agreement dated as of November 7, 1997.

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



                                    HINES HOLDINGS, INC.
                                    (Registrant)



                                    By: /s/ Claudia M. Pieropan
                                        ---------------------------
                                            Claudia M. Pieropan
                                            Chief Financial Officer



Date:  November 13, 1997



     Claudia M. Pieropan is signing in the dual capacities as (i) principal financial officer, and (ii) a duly authorized officer of the Company.