Form 10-K405
period 1997-12-31
HINES HOLDINGS INC
filed 1998-03-31
CIK 1003619

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

  [X] Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934
                  For the fiscal year ended December 31, 1997

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

                              12621 Jeffrey Road
                           Irvine, California 92620
                   (Address of principal executive offices)

      Registrant's telephone number, including area code: (714) 559-4444

       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 24, 1998, there were 10,492,014 shares of Common Stock of Hines Holdings, Inc., par value $.01 per share, outstanding and 20,847,986 shares of 12% Cumulative Redeemable Junior Preferred Stock of Hines Holdings, Inc., par value $.01 per share, outstanding. As of such date, persons other than affiliates and employees of the registrant held none of such shares, and there was no public market for such shares.

Item 1.  BUSINESS

Introduction

     Hines Holdings, Inc. ("Holdings" or the "Company") is a leading producer and distributor of a wide variety of horticultural products. Holdings is a holding company that conducts its business through two operating divisions: (i) its nursery division, Hines Nurseries ("Hines"), which conducts its operations through the Company's wholly-owned subsidiaries, Hines Horticulture, Inc. ("Hines Horticulture") and Hines II, Inc. ("Hines II"), and (ii) its plant-growing media division ("Sun Gro"), which conducts its operations through Sun Gro Horticulture, Inc., a wholly-owned subsidiary of Hines Horticulture ("Sun Gro-U.S."), and Sun Gro Horticulture Canada Ltd., a wholly-owned subsidiary of Sun Gro-U.S. ("Sun Gro-Canada").

     Hines is the largest North American producer of ornamental container and field grown plants in the market. Hines has a leading share in the highly fragmented North American nursery products market. Sun Gro is one of the largest North American producers of sphagnum peat moss and peat-based potting and growing mixes. The Company distinguishes itself from its competitors based on its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

History

     James W. Hines, Sr. in San Gabriel, California, founded Hines in 1920. Hines was a family owned business until its acquisition by the Weyerhaeuser Company in 1976. Holdings was incorporated in Nevada in June 1990 by a private investment group and certain members of management of Hines to acquire the assets of Hines' business from Weyerhaeuser. In June 1993, the Company and certain members of management of Sun Gro acquired Sun Gro-U.S. and its subsidiaries from Fisons plc in order to diversify the Company's operations and expand its share of the market for horticultural products.

     In January 1995, Hines completed the acquisition of the assets of Oregon Garden Products ("OGP"), including a nursery in Hillsboro, Oregon, which was subsequently moved to Forest Grove, Oregon. The total purchase price for OGP (including the real property acquired by an affiliated entity) was $17.6 million, including a cash investment of $3.5 million, the repayment of certain long-term debt and the assumption of certain specified liabilities. The OGP acquisition broadened Hines' product mix and, as a result of the Oregon nursery's undeveloped acreage, has provided Hines with significant opportunities for expansion.

     On August 4, 1995, Madison Dearborn Capital Partners, L.P., a private venture capital firm ("MDCP"), together with certain members of management who were minority stockholders of Hines Horticulture and its subsidiaries, acquired the Company in a private transaction.

     On August 30, 1996, Hines Horticulture acquired substantially all of the assets of Iverson Perennial Gardens, Inc. ("Iverson") for a total consideration of $10.3 million in cash plus the assumption of certain liabilities. Iverson, based in Trenton, South Carolina, is a producer of high quality perennial flowers and plants which are sold to home centers, mass merchandisers and other retail customers primarily located in the Southeast, East and Midwestern regions of the

United States. Since its acquisition, Iverson has provided Hines with increased market presence in the eastern and southeastern United States, increased penetration into the perennial plant market and expansion capacity at the South Carolina nursery location.

     On November 27, 1996, Hines Horticulture acquired all of the outstanding shares of Flynn Nurseries, Inc. ("Flynn") for approximately $11.7 million in cash. Flynn, located in Fallbrook, California, north of San Diego, produces ornamental container-grown plants, flowering plants and perennials which are sold to various retail customers throughout the United States. The Company believes that the Flynn acquisition was attractive because of the proximity of its location to Hines' Irvine, California nursery operations and the significant customer and product overlap between Flynn and the Company. Management believes this overlap has resulted in significant cost and market synergies as Flynn has been integrated into the business of Hines.

     On October 7, 1997, Hines II was incorporated in Delaware as a wholly owned subsidiary of the Company. On October 20, 1997, Hines II acquired substantially all of the assets of Pacific Color Nurseries, Inc., a color-bedding grower located in Chowchilla and Madera, California ("Pacific Color"), for $1.7 million in cash.

     On December 16, 1997, Hines II purchased all of the outstanding shares of Bryfogle's Wholesale, Inc., Bryfogle's Power Plants, and Power Plants II, Inc. (collectively "Bryfogle's"), a color-bedding grower located in Danville, Pennsylvania, for $13.0 million in cash, the issuance of a $1.0 million convertible subordinated promissory note of Holdings, and the retirement of approximately $3.8 million of debt.

     On March 25, 1998, subsequent to the period covered by this Report, 763427 Alberta Ltd., a recently formed Alberta corporation which is an indirect, wholly-owned subsidiary of Hines II, entered into a definitive stock purchase agreement with the shareholders of Lakeland Peat Moss, Ltd. to purchase all of the issued and outstanding shares of capital stock of Lakeland Peat Moss, Ltd. for approximately Cdn. $28.4 million (approximately $20.0 million U.S.). The closing of the transaction is subject to customary closing conditions and the receipt of certain Canadian regulatory approvals. If these conditions are satisfied, the closing is expected to occur no later than May 31, 1998.

Business Overview

     Hines produces approximately 4,000 varieties of ornamental container-grown plants at eight nursery facilities located in Southern California, Northern California, Texas, Oregon, Pennsylvania and South Carolina. Most of these varieties fall into the following categories: broadleafs, flowering color plants, conifers and specialty plants. Hines sells to over 1,700 retail and commercial customers, representing over 6,000 outlets throughout the United States and Canada. Hines' retail customers include home centers such as Home Depot and Lowe's, mass merchandisers such as Wal-Mart, Target and Kmart, garden center chains such as Frank's Nursery and Crafts and Pike's Family Nursery, and numerous independent garden centers. In 1997, Hines generated approximately 87% of its revenue from sales of products to retail merchandisers. The remaining 13% were generated from commercial customers such as rewholesalers and professional landscapers. Most of Hines' products are sold under the Hines

Nurseries(TM) trade name. Hines generated approximately 63% of the Company's consolidated revenue in 1997 and approximately 56% of the Company's consolidated revenue in 1996.

     Hines' business strategy is to increase its penetration of sales to the rapidly growing home center chains as well as the lawn and garden departments of mass merchandisers and independent garden center chains. Hines intends to continue to offer an ever-increasing variety of high quality plants to its customers coupled with improved merchandising and sales support, while expanding its already strong position in value-added flowering color plants and specialty products. In order to satisfy the increasing demand from its key customers, Hines plans to invest in capital projects, which will increase the production capacity of its existing nursery sites. Also, when appropriate and when permissible under the terms of its debt agreements, the Company intends to pursue selective acquisitions, where such acquisitions provide the Company with the opportunity to broaden or complement its product lines, broaden its geographic base, or to economically expand production capacity.

     Sun Gro produces high quality, sphagnum peat moss and value-added peat-based potting and growing mixes. Sun Gro harvests peat moss from over 27,000 acres of peat bogs located in western, central and eastern Canada, and produces its peat moss and peat-based mixes in seven facilities strategically located across Canada and the United States. Sphagnum peat moss, a naturally regenerating organic material, is considered the highest quality growing medium available due to its excellent water retention and aeration characteristics. In 1997, Sun Gro generated approximately 74% of its sales from the professional market, which includes greenhouse growers, nursery growers and golf course developers. The remaining 26% was generated from the retail market through sales to customers similar to those of Hines. Sun Gro generated approximately 37% of the Company's consolidated revenue in 1997 and approximately 44% of the Company's consolidated revenue in 1996. Sun Gro's products are sold under the Sunshine(TM), Parkland(TM) and Fairway(TM) trade names.

     Key to Sun Gro's business strategy will be a focus towards providing value-added products and services to its commercial customers and internal efficiency improvements, such as reducing production costs and transportation and logistics costs. Sun Gro plans to supplement its existing product lines through the introduction of new peat-based mixes utilizing other high quality growing media substances. Sun Gro also plans to improve its market penetration among retail customers by introducing several new and improved retail growing media products.

Hines Nursery Business

     Hines produces approximately 4,000 varieties of ornamental container-grown plants, most of which are sold under its Hines Nurseries(TM) trade name. Most of Hines' varieties fall into the following categories:

     .  Broadleafs, including varieties such as azaleas, hibiscus and camellias;

     . Flowering color plants, including annual varieties such as marigolds, daisies and petunias, and perennial varieties (which re-flower annually) such as daylilies and carnations;

     .  Conifers, including varieties such as pine, cypress and junipers; and

     . Specialty plants, including varieties that are packaged in unique containers or grown in unusual shapes or forms, such as topiary or dwarf plants.

     Since 1991, Hines has added numerous plant varieties to its product line. Recently, Hines has aggressively expanded its offerings of flowering color plants. Hines has also successfully developed patio-ready type products, which it markets under the names of Patio Tropics(TM) and Festival Pots. These products generally command premium prices and improve profit margins. The Company anticipates that sales of these products will continue to grow over the next several years.

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

            Customer Type               1997   1996   1995
            -------------               ----   ----   ----
Home centers and mass merchandisers..    59%    52%    48%
Independent garden centers...........    18     21     22
Garden center chains.................    11     11     12
Rewholesalers........................     9     13     14
Landscapers and Other................     3      3      4
                                        ----   ----   ----
      Total..........................   100%   100%   100%
                                        ====   ====   ====

     The Company believes sales to home centers and mass merchandisers have increased significantly during the past several years as a result of the rapid growth of this channel of distribution. Management believes the Company enjoys competitive advantages in selling into this channel due to its ability to provide a broad assortment of consistently high quality products in large volumes, its nationwide distribution and its value-added services such as custom labeling, bar-coding and full electronic data interchange and technical support. Management expects to participate in the overall growth in this channel to a greater extent than its competitors that do not offer such services. Hines' top ten customers accounted for approximately 58% of its net sales in 1997. Hines' largest customer, Home Depot, accounted for approximately 18% and 15% of its net sales in 1997 and 1996, respectively, and approximately 12% and 10% of the Company's consolidated net sales in 1997 and 1996, respectively.

     Research and Development. Hines' product sourcing and development yields unique plant varieties, which are marketed under a trade name and patented whenever possible. The Company applies for patents on plant varieties that are significantly different from existing varieties. Differences among plant varieties may include coloration, size at maturity or hardiness in drought or cold conditions. These varieties command higher prices, provide higher unit margins and enhance the Company's reputation as a product innovator.

    Sales and Marketing. Most of Hines nursery facilities have a separate sales force, which includes a sales manager, in-house customer service representatives, direct sales consultants and various support personnel. Hines employs 83 direct sales consultants and key account managers. National accounts are serviced through "National Account Task Teams" comprised of a senior management member and direct sales personnel from each nursery supplying the account. Hines also markets its products through trade shows, print advertising in trade journals, direct mail promotion and catalogues.

    Competition. Competition in the nursery products segment of the lawn and garden industry is based principally on breadth of product offering, consistency of product quality and availability, customer service and price. The nursery products segment is highly fragmented, comprised of approximately 30,000 primarily small and regionally based growers, with the top 100 growers accounting for approximately 22% of the industry volume in 1997. Management believes Hines is one of only two growers able to serve every major regional market in North America; the Company's only national competitor being Monrovia Nursery Company. In each of its markets, Hines competes with regional growers such as Oda Nurseries in California, Clinton Nurseries in the Northeast, Zelenka Nurseries in the Midwest, Wight Nurseries in the South and many other smaller regional and local growers. Hines' key competitive advantage is its ability to provide consistent, high quality products in large volumes, its nationwide distribution and its value-added services.

Sun Gro Peat and Peat-Based Products Business

    Both professional growers and experienced retail consumers regard sphagnum peat moss as an optimal soil conditioner. Sphagnum peat moss is partially decomposed sphagnum moss, a plant whose unique cellular structure consists of large cavities that absorb air and water like a sponge. Because the right balance of air and water is essential for root development and plant growth, organic sphagnum peat moss is considered the highest quality growing medium available. No alternative soil conditioner of comparable quality and value currently exists. There are less expensive products on the market that are used for similar purposes, such as top soil, manure, bark, mulch and composts made from yard and/or sewage wastes. However, these products do not contain the superior soil aeration and water retention characteristics of peat moss.

    Sun Gro sells peat moss under its Sunshine(TM), Parkland(TM) and Fairway(TM) trade names in both the professional and retail markets in four different grades: fine, medium, coarse and super coarse. Medium grade is typically sold in the retail market, while the other grades are sold to professional growers.

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

    Sun Gro's professional customers consist of greenhouse growers, growers of specialty crops such as mushrooms and seedlings for certain vegetables, and golf course developers. Sun Gro's retail customers are similar to Hines. The following table sets forth the estimated percentage of Sun Gro's net sales by customer type for the period indicated:

             Customer Type                     1997   1996   1995
             -------------                     ----   ----   ----
Professional:
  Greenhouse growers and vegetable farmers..    57%    61%    59%
  International/others......................    11     10      8
  Golf course developers....................     6      5      6
                                               ---    ---    ---
     Total Professional.....................    74     76     73
                                               ---    ---    ---

Retail:
  Home centers and mass merchandisers.......    18%    16%    18%
  Independent garden centers................     5      5      6
  Garden center chains......................     3      3      3
                                               ---    ---    ---
     Total Retail...........................    26     24     27
                                               ---    ---    ---
       Total Professional and Retail........   100%   100%   100%
                                               ===    ===    ===

    Sun Gro plans to increase sales of its professional products by further developing international markets such as Mexico, the Far East and Central and South America and continuing to improve the quality and breadth of its product line. Sun Gro seeks to increase its market share for retail products by expanding its presence in regions of the country not currently served, broadening its potting mix line and leveraging Hines' retail account relationships. As is the case with Hines, Sun Gro has the capacity and distribution network necessary to effectively service and distribute to national and large regional retail chains. Sun Gro's top ten customers accounted for approximately 28% of its net sales in 1997. No single Sun Gro customer accounted for more than 10% of the Company's consolidated revenues in 1997.

    Research and Development. Professional customers use Sun Gro's technical services to improve their growing methods and the overall quality of their crops. This service enhances Sun Gro's reputation for technical expertise and builds strong customer loyalty, which management believes provides Sun Gro with a significant competitive advantage. Sun Gro also develops new products to complement its existing product lines. Recent product developments include specialty bark mixes and a professional growing mix formulated for specific applications.

    Sales and Marketing. Sun Gro sells its products on a direct basis and through a network of approximately 200 distributors located throughout North America. There are 31 employees on Sun Gro's direct sales force. Sun Gro's sales force is highly trained in the technical applications of its products. Approximately 60% of Sun Gro's sales are conducted through the distributor network. Sun Gro's distributor network provides broad market coverage, reduces credit exposure and distributes products to smaller growers cost effectively.

    Competition. Competition in the peat moss and professional growing and potting mix segment of the lawn and garden industry is based principally upon product quality, distribution, service and price. Management believes Sun Gro is one of the largest producer and marketer of plant-growing media in North America. Sun Gro's principal competition comes from Premier Canadian Enterprises, Ltd., a Canadian producer of peat moss, and The O.M. Scott & Sons Company, which competes mostly in the retail growing mix and potting mix markets. Sun Gro's key competitive advantages are its control over high quality peat moss reserves, its strong relationships throughout its distributor network and its ability to provide significant technical support.

Financial Information on the Company's Foreign Operations

    See Note 20 to the Company's consolidated financial statements, which are included as a separate section of this Report beginning on page F-1.

Seasonality

    The Company's nursery business is highly seasonal in nature, with the strong retail demand for lawn and garden products typically occurring in the first half of the year. The Company's peat moss business is more heavily weighted towards the professional markets, which do not typically experience the large seasonal variances present in the retail market. The table below sets forth quarterly net sales, as a percentage of total year net sales, for the Company during the year ended December 31, 1997:

                                       Percentage of Total
                Quarter                   Year Net Sales
                -------                -------------------
             First Quarter                     24%
             Second Quarter                    47
             Third Quarter                     15
             Fourth Quarter                    14
                                              ---

                                              100%
                                              ===

Patents and Trademarks

    The Company has built an excellent reputation in the horticulture industry and regards its service marks as a valuable asset. The Company has registered numerous trademarks, service marks and logos used in its businesses in the United States and Canada. In addition, the Company has developed and continues to develop specialty plants for which it holds patents registered with the U.S. Patent and Trademark Office. The Company currently holds 23 patents with 2 patent applications pending.

Government Regulation

    The Company is subject to certain United States and Canadian federal, state, local and provincial health, safety and environmental laws and regulations regarding the production, storage and transportation of certain of its products and the disposal of its wastes. The EPA and similar state and local agencies regulate the Company's operations and activities, including but not limited to water runoff and the use of certain pesticides in its nursery operations. With respect to its peat moss operations, the Company has various operating, monitoring and site maintenance obligations, which are prescribed by various Canadian and U.S. agencies. The Company does not anticipate that future expenditures for compliance with such environmental laws and regulations will have a material adverse effect on the Company. No assurances can be given, however, that such compliance, or compliance with other environmental laws and regulations that may be enacted in the future, will not have such an adverse effect.

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

Employees

    As of December 31, 1997, the Company employed approximately 2,521 persons, including approximately 460 seasonal employees. Of this total, approximately 1,991 were employed by Hines, including approximately 260 seasonal employees (seasonal employment peaked at 1,345 in April), and approximately 530 were employed by Sun Gro, including approximately 200 seasonal employees (its peak seasonal employment). Approximately 400 of Sun Gro's employees were employed in Canada. All of Hines' employees are non-union. The non-management employees at Sun Gro's Canadian peat processing facilities, which vary seasonally in number from approximately 200 to 300, are represented by various labor unions, with collective bargaining agreements in effect for all such facilities. Sun Gro's agreement with the United Food and Commercial Workers Union, which covers 135 employees at its Manitoba facility, expires in May 1999. Its agreements with the Brotherhood of Carpenters and Joiners of America, which cover 79 employees at Sun Gro's Lameque, New Brunswick facility and 61 employees at its

Maisonnette, New Brunswick facility, expire in December 2000 and August 1998, respectively. The Company's management believes its labor relations are good.


Year 2000 Compliance

  The Company has completed its review of the compliance issues related to the Year 2000 and has implemented and successfully tested the changes to its operational and financial reporting systems it believes are required. There can be no assurance, however, until the year 2000 that all of the Company's systems and the systems of its suppliers, shippers, customers and other external business partners will function adequately. If the systems of the Company's suppliers, customers and other external business partners are not compliant, it could have a material adverse effect on the Company. The amount spent to remediate the Company's Year 2000 issues was approximately $200,000 during the year ended December 31, 1997.

ITEM 2.  PROPERTIES.

  The Company owns approximately 2,548 acres related to its nursery facilities and approximately 1,100 acres of harvestable peat bogs in Canada. In addition, the Company leases approximately 979 acres related to its nursery facilities and approximately 26,231 acres of harvestable peat bogs in Canada from provincial governments and various private parties. Sun Gro has approximately 50 such leases, which have an average term of ten years. Sun Gro has historically been able to renew its leases upon expiration. However, no assurance can be given that Sun Gro will be able to do so in the future. The Company's management believes that its owned and leased facilities are sufficient to meet its operating requirements for the foreseeable future. The Company's facilities are identified in the table below:

Location                                      Description                        Status
----------------------------  -------------------------------------------  ------------------

Hines
Chowchilla, California......  19 acre nursery                              Owned/leased (b)
Danville, Pennsylvania......  141 acre nursery                             Leased
Fallbrook, California.......  253 acre nursery                             Leased
Forest Grove, Oregon........  1,104 acre nursery                           Owned/leased (c)
Fulshear, Texas.............  450 acre nursery                             Owned
Irvine, California..........  454 acre nursery and headquarters            Leased
Lake Elsinore, California...  85 acres of undeveloped land                 Leased
Madera, California..........  29 acre nursery                              Owned
Northern California (a).....  501 acre nursery                             Owned
Trenton, South Carolina.....  572 acre nursery                             Owned/leased (d)

Sun Gro
Seba Beach, Alberta.........  53,000 square foot processing and mixing     Owned/leased (e)
                              facility and 3,982 acres of peat bogs
Elma, Manitoba..............  73,700 square foot processing and mixing     Owned/leased (e)
                              facility and 16,977 acres of peat bogs
Julius, Manitoba............  39,000 square foot processing facility and   Owned/leased (e)
                              1,801 acres of peat bogs

Lameque, New Brunswick......  50,400 square foot processing and mixing     Owned/leased (e)
                              facility and 3,571 acres of peat bogs
Maisonnette, New Brunswick..  47,900 square foot processing facility bogs  Owned/leased (e)
                              and 1,000 acres of peat bogs
Quincy, Michigan............  83,700 square foot mixing facility           Owned
Terrell, Texas..............  55,800 square foot mixing facility           Owned
Surrey, British Columbia....  30,000 square foot depot/storage yard        Leased
Niagara Falls, Ontario......  8,000 square foot depot/storage yard         Owned
Montreal, Quebec............  33,000 square foot depot/storage yard        Owned
Bellevue, Washington........  10,000 square foot office (headquarters)     Leased

(a) The Northern California nursery consists of sites in Vacaville and Allendale, California.
(b)  The Company owns 9 acres and leases 10 acres.
(c)  The Company owns 745 acres and leases 361 acres.
(d)  The Company owns 512 acres and leases 60 acres.
(e) These peat processing facilities are owned by the Company but are situated on land owned by and leased to the Company under long-term contracts by the provincial governments and various private parties. The Company leases all but 1,100 acres in the aggregate of these peat bogs.

ITEM 3.  LEGAL PROCEEDINGS.

  From time to time, the Company is involved in various disputes and litigation matters, which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITIES HOLDERS.

  No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

  There is currently no established public trading market for the Common Stock of Holdings. As of March 24, 1998, there were 47 holders of Common Stock. Since the Acquisition, Holdings has not paid any dividends on shares of its Common Stock. The payment of dividends is restricted under the terms of the Company's senior credit agreements and subordinated note indenture.

Recent Sales Of Unregistered Securities

  On October 20, 1997, in a transaction exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), Holdings issued to MDCP a 12% Demand Note in the aggregate principal amount of $2,500,000 (the "Demand Note") for $2,500,000 in cash.

  On December 15, 1997, in a transaction exempt from registration under rule 505 of Regulation D of the Securities Act, Holdings issued and sold 77,280 shares of Common Stock and 162,720 shares of its 12% Cumulative Redeemable Junior Preferred Stock, par value $.01 per share (the "Junior Preferred"), to three management employees of Sun Gro-U.S. The management employees paid the purchase price for such shares through the issuance of full-recourse promissory notes in favor of Holdings in an aggregate amount of $240,000, due in three equal installments on March 31 of each of 1998, 1999 and 2000.

  On December 16, 1997, in a transaction exempt from registration under Section 4(2) of the Securities Act, Holdings issued a Convertible Subordinated Promissory Note with an initial aggregate principal amount of $1,000,000 (the "Note") to Kenneth G. Bryfogle as partial consideration of the Company's acquisition of Bryfogle's on such date. The Note bears interest at 6%, is due on the eighth anniversary of its issue date, and may be optionally prepaid by Holdings without premium or penalty upon the occurrence of an initial public offering of Common Stock or sale of the Company. Upon and at any time after the occurrence of an initial public offering of Common Stock, the holder may convert all (but not less than all) of the principal amount outstanding under the Note into shares of Common Stock at the offering price of the Common Stock in such offering (net of any sales or underwriting commissions).

  On December 16, 1997, in a transaction exempt from registration under Section 4(2) of the Securities Act, Holdings issued and sold to MDCP, for an aggregate consideration of $1,000,000 in cash and $2,500,000 of outstanding indebtedness under the Demand Note, (i) 3,500 shares of its 12% Cumulative Redeemable Senior Preferred Stock, par value $.01 per share (the "Senior Preferred"), at a price of $970.21 per share, and (ii) presently exercisable warrants to purchase 104,282 shares of Common Stock, with an exercise price of $.01 per share, at a price of $1.00 for each warrant to purchase one share of Common Stock.

  On December 16, 1997, in a transaction exempt from registration under Section 4(2) of the Securities Act, Holdings issued and sold to Abbott Capital 1330 Investors I, LP, for an aggregate consideration of $6,000,000 in cash (i) 6,000 shares of Senior Preferred, at a price of $970.21 per share, and (ii) presently exercisable warrants to purchase 178,769 shares of Common Stock, with an exercise price of $.01 per share, at a price of $1.00 for each warrant to purchase one share of Common Stock.

  On February 5, 1998, Holdings issued to MDCP, on an arm's length basis, 2,000 shares of Senior Preferred, having an aggregate liquidation value of $2,000,000, for $2,000,000 in cash.

ITEM 6.  SELECTED FINANCIAL DATA.

  The following selected historical consolidated financial data for the years ended December 31, 1993 through December 31, 1995 have been derived from the Company's consolidated financial statements, which have been audited by Arthur Andersen LLP, independent accountants. The selected historical consolidated financial data for the years ended December 31, 1996 through December 31, 1997 have been derived from the Company's consolidated financial statements, which have been audited by Price Waterhouse LLP, independent accountants, as indicated in their report included elsewhere herein. The following selected historical consolidated financial data should be read in conjunction with the Consolidated Financial Statements and the related notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

                                                                     Hines Holdings, Inc.
                                                                    Year Ended December 31,
                                                  ------------------------------------------------------------
                                                    1997(a)       1996(b)      1995(c)       1994     1993(d)
                                                  -----------   -----------   ----------   --------   --------
                                                                    (dollars in thousands)
Income Statement Data:
Net sales                                         $   201,256   $   164,323   $  156,909   $134,781   $ 85,006
Cost of goods sold                                     99,407        80,812       72,245     60,827     40,457
                                                  -----------   -----------   ----------   --------   --------
     Gross profit                                     101,849        83,511       84,664     73,954     44,549

Operating expenses:
     Selling and distribution expenses                 50,233        43,308       39,904     36,789     21,097
     General and administrative expenses               20,403        18,239       17,467     13,102      9,465
     Management fees to related parties(e)                 --            --          789        919        617
     Other operating expenses (income)(f)                (228)         (790)         232       (536)       273
     Unusual expenses(g)                                  343           830           --         --         --
                                                  -----------   -----------   ----------   --------   --------
Total operating expenses                               70,751        61,587       58,392     50,274     31,452
                                                  -----------   -----------   ----------   --------   --------
     Operating income                                  31,098        21,924       26,272     23,680     13,097
                                                  -----------   -----------   ----------   --------   --------
Other expenses (income):
     Interest expense                                  20,708        20,140       13,274      7,555      6,014
     Amortization of deferred financing costs           1,097           940        4,557      1,069      1,079
     Other expenses (income)(h)                            --            --           --        798       (225)
                                                  -----------   -----------   ----------   --------   --------
Total other expenses (income)                          21,805        21,080       17,831      9,422      6,868
                                                  -----------   -----------   ----------   --------   --------
     Income before provision for income taxes           9,293           844        8,441     14,258      6,229
Provision for income taxes                              3,516           636        2,850      3,635      2,248
                                                  -----------   -----------   ----------   --------   --------
     Income before loss (income) from
     discontinued operations                            5,777           208        5,591     10,623      3,981
Loss (income) from discontinued operations (i)             --            --       (3,307)       (26)         8
                                                  -----------   -----------   ----------   --------   --------
     Income before extraordinary loss                   5,777           208        8,898     10,649      3,973
Extraordinary loss, net of taxes(j)                        --            --        2,513      2,487         --
                                                  -----------   -----------   ----------   --------   --------
     Income before minority interest                    5,777           208        6,385      8,162      3,973
Minority interest in earnings of subsidiary                --            --        3,958      2,740      1,131
                                                  -----------   -----------   ----------   --------   --------
          Net income                                    5,777           208        2,427      5,422      2,842
Less: Preferred stock dividends                        (6,666)       (3,775)      (1,460)        --         --
                                                  -----------   -----------   ----------   --------   --------
Net (loss) income applicable to common stock      $      (889)  $    (3,567)  $      967   $     --   $     --
                                                  ===========   ===========   ==========   ========   ========

Basic and Diluted Earnings Per Share:
     (Loss) income before income from
     discontinued operations and
     extraordinary loss                           $     (0.09)  $     (0.35)  $     0.04   $          $
                                                                                                 --         --
     Extraordinary loss                                    --            --        (0.60)        --         --
     Income from discontinued operations                   --            --         0.79         --         --
                                                  -----------   -----------   ----------   --------   --------
(Loss) income from continuing operations
     per common share                             $     (0.09)  $     (0.35)  $     0.23   $     --   $     --
                                                  ===========   ===========   ==========   ========   ========

Weighted average shares outstanding                10,276,542    10,125,481    4,166,667         --         --
                                                  ===========   ===========   ==========   ========   ========

Balance Sheet Data (at end of period):
Working capital                                   $    27,548   $    29,597   $   42,825   $ 26,132   $ 35,845
Total assets                                          268,819       227,515      188,544    140,906    143,713
Long term debt                                        160,356       152,769      157,742     63,107     67,310
Redeemable preferred stock                             70,682        54,525       31,460         --         --
Shareholders' equity (deficit)                        (71,751)      (70,900)     (67,798)     9,930     12,508

Other Data:
Capital expenditures                              $    10,130   $     8,752   $    7,684   $  7,389   $  4,899
Cash dividends paid                                        --            --           --   $  8,000         --

                 NOTES TO SELECTED CONSOLIDATED FINANCIAL DATA
                            (dollars in thousands)


(a) The Company acquired Bryfogle's and Pacific Color on December 16, 1997 and October 20, 1997, respectively. The financial results for the year ended December 31, 1997 include the operations of Bryfogle's and Pacific Color since the date of their acquisition.

(b) The Company acquired Flynn and Iverson on November 27, 1996 and August 30, 1996, respectively. The financial results for the year ended December 31, 1996 include the operations of Flynn and Iverson since the date of their acquisition.

(c) The Company acquired OGP on January 27, 1995. The financial results for the year ended December 31, 1995 include the operations of OGP since the date of its acquisition.

(d) The Company acquired Sun Gro on June 30, 1993. The financial results for the year ended December 31, 1993 include the operations of Sun Gro since the date of its acquisition.

(e) Management fees to related parties represents amounts paid to affiliates of the former controlling shareholder under management agreements which were terminated upon consummation of the acquisition of the Company by MDCP and members of the Company's management on August 4, 1995.

(f) Other operating expenses (income) consist of amortization of goodwill and negative goodwill, the write-off costs relating to the evaluation of the acquisition of land which was not consummated, litigation settlement costs and foreign exchange (gains) and losses.

(g) Unusual expenses consist of certain severance and other restructuring costs of $1,537,000 and $830,000 in fiscal 1997 and 1996, respectively, and a $1,194,000 gain on involuntary disposal of fixed assets incurred in fiscal 1997.

(h) Other expenses (income) include payments received (net of related expenses) relating to a road expansion project, the write-off of certain deferred financing costs and certain fire insurance proceeds.

(i) Loss (income) from discontinued operations relates to the sale of Sun Gro's Green Cross business on January 4, 1995.

(j) Extraordinary loss, net of taxes, includes the write-off of unamortized deferred financing costs and prepayment penalties relating to the early extinguishment of debt.

ITEM 7.   MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITIONS AND RESULTS OF OPERATIONS.

     The discussion in this section and elsewhere in this report contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in such forward-looking statements.


Results of Operations

Fiscal Year Ended December 31, 1997 compared to Fiscal Year Ended December 31, 1996.

     Net Sales. The Company had consolidated net sales of $201.3 million for the fiscal year ended December 31, 1997. This represents an increase of $37 million, or 22.5%, from net sales of $164.3 million for the comparable period in 1996. The Company's sales of its nursery products increased 38.2% from net sales of $92.2 million for the comparable period in 1996. This increase reflects $26.3 million of sales in 1997 from two acquisitions completed in August and November 1996 and two acquisitions completed in October and December 1997, as well as increased sales volumes and prices from its existing nursery operations. Excluding these acquisitions, sales from the remaining core nursery operations increased 9.6% from the comparable period in 1996. The increased sales volumes resulted primarily from increasing sales to home centers and mass merchandisers as well as increased sales volumes of flowering color plants. Net sales of peat moss and peat-based products increased 2.3% from the comparable period in 1996 with continued volume growth from the professional business. For the retail business, sales increased 6.6% from the comparable period in 1996, primarily due to increased sales volume growth, which was partially offset by lower retail peat prices. Peat prices in the first half of 1997 continued to be affected by the unusually favorable peat moss harvest in Eastern Canada in 1995, which created an excess supply of peat moss in the Company's eastern markets.

     Gross Profit. Gross profit of $101.8 million (50.6% of net sales) for the fiscal year ended December 31, 1997 represents an increase of $18.3 million, or 21.9%, from gross profit of $83.5 million (50.8% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Company's nursery acquisitions and the higher sales from the Company's core nursery operations. The slight decrease in gross margin percentage is primarily due to lower margins from these acquisitions, which are still in the process of being integrated into the Company's core nursery operations.

     Operating Expenses. Operating expenses of $70.8 million (35.2% of net sales) for the fiscal year ended December 31, 1997 represent an increase of $9.2 million, or 14.9%, from $61.6 million (37.5% of net sales) for the comparable period in 1996. The increase was primarily attributable to the Company's nursery acquisitions.

     Operating Income. Operating income of $31.1 million (15.4% of net sales) for the fiscal year ended December 31, 1997 represents an increase of $9.2 million, or 42.0%, from $21.9 million (13.3% of net sales) for the comparable period in 1996. The increase was primarily due to the Company's nursery acquisitions and the higher sales from the Company's core nursery operations.

     Interest Expense. Interest expense of $20.7 million for the fiscal year ended December 31, 1997 increased $0.6 million from $20.1 million for the comparable period in 1996. The increase was attributable to higher borrowing levels under the Company's revolving credit facilities as a result of increased capital expenditures.

     Income before income from discontinued operations, extraordinary loss and minority interest. The income before income from discontinued operations, extraordinary loss and minority interest of $5.8 million for the fiscal year ended December 31, 1997 increased by $5.6 million from income of $0.2 million for the comparable period in 1996. The increase was primarily due to the Company's nursery acquisitions and the higher sales from the Company's core nursery operations.

     Provision for income taxes. The effective income tax rate was 38% and 75% for the years ended December 31, 1997 and 1996, respectively. The decrease in the Company's effective income tax rate was due primarily to the increase in the valuation allowance in 1996 against certain net operating loss carry forwards and investment tax credits related to Sun Gro-Canada.


Fiscal Year Ended December 31, 1996 compared to Fiscal Year Ended December 31, 1995.

     Net Sales. The Company had consolidated net sales of $164.3 million for the fiscal year ended December 31, 1996. This represents an increase of $7.4 million, or 4.7%, from net sales of $156.9 million for the comparable period in 1995. Net sales of the Company's nursery products increased 5.7%, reflecting both increased sales volumes and prices. Sales in 1995 included approximately $1.6 million of brokered material at the Oregon nursery which were not repeated in 1996 as they were not profitable. Excluding these brokered sales, the increase in sales for the fiscal year ended December 31, 1996 for the Company's nursery products was 7.7% from the comparable period in 1995. The increased sales volumes resulted primarily from increasing sales to home centers and mass merchandisers as well as increased sales volumes of flowering color plants. Net sales of the Company's peat moss and peat-based products increased 3.4%, reflecting increased sales volumes primarily to the professional market. These increases were partially offset by lower peat prices, which were more significant in the retail market. Peat moss sale price declines were primarily due to the continued effect of the unusually favorable peat moss harvest in Eastern Canada in 1995, which created an excess supply of peat moss in the Company's eastern markets. These lower peat moss prices continued throughout 1996 and adversely affected gross profit margins in the Company's peat moss business.

     Gross Profit. Gross profit of $83.5 million (50.8% of net sales) for the fiscal year ended December 31, 1996 decreased $1.2 million, or 1.4%, from gross profit of $84.7 million (54.0% of net sales) for the comparable period in 1995. The decrease was attributable to the Company's peat and peat-based products due to (i) lower sales prices resulting from the excess supply of peat moss, and
(ii) higher production costs due to lower production and harvest volumes and inefficiencies due to numerous product mix changes. Gross margins on the Company's nursery products remained relatively unchanged from the comparable period in 1995.

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

     Interest Expense. Interest expense of $20.1 million for the fiscal year ended December 31, 1996 increased $6.8 million from $13.3 million for the comparable period in 1995. The increase was attributable to the issuance of $120 million of Senior Subordinated Notes on October 19, 1995, which replaced the $110 million senior subordinated credit facility obtained in conjunction with the acquisition of the Company by MDCP and certain members of management on August 4, 1995.

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

     Provision for income taxes. The effective income tax rate was 75% and 34% for the years ended December 31, 1996 and 1995, respectively. The increase in the Company's effective income tax rate was due primarily to the increase in the valuation allowance in 1996 against certain net operating loss carry forwards and investment tax credits related to Sun Gro-Canada.


Liquidity and Capital Resources

     As a result of the highly seasonal nature of the Company's nursery products operations, the Company has historically satisfied its working capital requirements through revolving credit facilities and operating cash flow. The Company maintains a $75 million revolving credit facility pursuant to a Credit Agreement dated as of August 4, 1995, as subsequently amended, by and among Hines Horticulture, Sun Gro-U.S. and Sun Gro-Canada, as borrowers, the lenders listed therein and BT Commercial Corporation, as agent (the "Bank Credit Agreement"). The Company also maintains a $10 million revolving credit facility pursuant to a Credit Agreement dated as of December 16, 1997, as subsequently amended, by and among Hines II, as borrower, the lenders listed therein and BT Commercial Corporation, as agent (the "Hines II Bank Credit Agreement").

     The revolving credit facility under the Bank Credit Agreement is subject to a borrowing base tied to accounts receivable and inventory and expires on December 31, 2000. The revolving credit facility and all other obligations under the Bank Credit Agreement are secured by substantially all of the assets and common stock of Hines Horticulture and Sun Gro-U.S., as well as a pledge of 66% of the common stock of Sun Gro-Canada. Proceeds from the revolving credit facility can be distributed to any of Hines Horticulture's subsidiaries, including Sun Gro-Canada. The revolving credit facility under the Hines II Bank Credit Agreement is subject to a borrowing base tied to accounts receivable and inventory of Hines II and expires on December 31, 2002. Substantially all of the assets and common stock of Hines II secure the revolving credit facility and all other obligations under the Hines II Bank Credit Agreement.

     The Company typically draws under its revolving credit facilities in its first and fourth fiscal quarters to fund its nursery products inventory buildup and continuing operating expenses. Approximately 80% of Hines' sales occur in the first half of the year, which allows the Company to reduce borrowings under its revolving credit facilities after the first quarter. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups occurring in the third and fourth quarters. On March 20, 1998 the Company had $8.2 million of unused borrowing capacity under its revolving credit facility under the Bank Credit Agreement and $2.1 million of unused borrowing capacity under its revolving credit facility under the Hines II Bank Credit Agreement.

     The debt service costs associated with the borrowings under the Bank Credit Agreement, the Hines II Bank Credit Agreement and the Senior Subordinated Notes have significantly increased the Company's liquidity requirements. All borrowings under the Bank Credit Agreement, including term loans made to Hines Horticulture and Sun Gro-Canada in an initial aggregate principal amount of $25.0 million, will mature prior to the Senior Subordinated Notes. The Company's remaining principal repayment schedule for the term loans under the Bank Credit Agreement is $5.0 million, $5.5 million and $6.5 million for the years 1998 through 2000, respectively. All borrowings under the Hines II Bank Credit Agreement will also mature prior to the Senior Subordinated Notes.

     On October 19, 1995, Hines Horticulture issued $120,000,000 in aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2005, which were subsequently exchanged in a registered offering for $120,000,000 of its 11 3/4% Senior Subordinated Notes due 2005, Series B (the "Senior Subordinated Notes"). The Indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Horticulture and Sun Gro-U.S. The Indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments, to make certain asset dispositions, to incur certain liens and to enter into certain significant transactions. In addition, breach of a material term of the Indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Bank Credit Agreement and the Hines II Bank Credit Agreement, causing all amounts owing thereunder to become immediately due and payable.

     Hines II maintains an acquisition term loan facility under the Hines II Bank Credit Agreement (the "Acquisition Facility"). The Acquisition Facility provides for borrowings of up to $30.0 million to finance acquisitions permitted under the Hines II Bank Credit Agreement and is secured by substantially all of the assets and common stock of Hines II. Principal payments under the Acquisition Facility are due quarterly beginning March 31, 2000 through 2002 ranging from 2.5 to 5.0 percent of the total principal amount borrowed under the Acquisition Facility as specified in the Acquisition Facility, with all remaining principal due on December 31, 2002.

     The Company has financed its acquisitions through a combination of borrowings under the Bank Credit Agreement and the Hines II Bank Credit Agreement and through the issuance of promissory notes, Senior Preferred and warrants to investors.

     On October 20, 1997, Hines II financed its $1.7 million acquisition of Pacific Color through the issuance of the Demand Note to MDCP, which was subsequently exchanged for shares of Senior Preferred and warrants to purchase Common Stock.

     On December 16, 1997, Hines II financed its $19.0 million acquisition of Bryfogle's through the issuance of shares of Senior Preferred and warrants to purchase Common Stock to MDCP and an unaffiliated equity investor, the issuance of a $1,000,000 convertible subordinated promissory note of Holdings to the seller, and borrowings of $12,000,000 under the Hines II Acquisition Facility.

     On March 25, 1998, subsequent to the period covered by this Report, 763427 Alberta Ltd., an indirect, wholly owned subsidiary of Hines II, entered into a definitive stock purchase agreement with the shareholders of Lakeland Peat Moss, Ltd. to purchase all of the issued and outstanding shares of capital stock of Lakeland Peat Moss, Ltd. for approximately Cdn. $28.4 million (approximately $20.0 million U.S.). The transaction, if consummated, is expected to be financed principally through borrowings under the Hines II Bank Credit Facility and through the issuance of subordinated debt to the sellers.

     The Company's capital expenditures totaled $10.1 million for the fiscal year ended December 31, 1997. These capital expenditures consisted primarily of vehicles, machinery and equipment purchases and the purchase of other nursery-related structures required to execute the Company's expansion plans and capital expenditures related to preparing peat bogs for harvest. The Company's capital expenditures for 1998 are expected to be approximately $15 million, and will be used for capacity expansion at several of the Company's nursery facilities and for other maintenance expenditures.

     On February 5, 1998, Holdings issued to MDCP 2,000 shares of Senior Preferred, having an aggregate liquidation value of $2,000,000, for $2,000,000 in cash, to fund the Company's short-term working capital requirements. The Company expects that cash flow from operating activities together with borrowings available under the revolving credit facilities will be sufficient to fund working capital needs, capital spending requirements and the debt service requirements of the Company's current capital structure for the foreseeable future.


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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURES.

     On October 28, 1996, Holdings dismissed Arthur Andersen LLP as its independent accountants. The reports of Arthur Andersen LLP on the consolidated financial statements for the years ended December 31, 1995 and 1994 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. The Board of Directors and Audit Committee of Holdings participated in and approved the decision to change independent accountants. In connection with its audits for the fiscal years ended December 31, 1995 and 1994 and its work through October 28, 1996, there were no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference thereto in their report on the consolidated financial statements for such years. During the fiscal years ended December 31, 1995 and 1994 and its work through October 28, 1996, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). Holdings requested that Arthur Andersen LLP furnish it with a letter addressed to the SEC stating whether or not it agreed with the above statements. A copy of such letter, dated December 6, 1996, was filed as an exhibit to the Company's Form 8-K/A dated December 9, 1996, and was filed as
Exhibit 16.1 to Holdings' Annual Report on Form 10-K for the year ended December 31, 1996.

     Holdings engaged Price Waterhouse LLP as its new independent accountants as of October 28, 1996. During the fiscal years ended December 31, 1995 and 1994 and its work through October 28, 1996, Holdings did not consult with Price Waterhouse LLP on items which (1) were or should have been subject to SAS 50 or
(2) concerned the subject matter of a disagreement or reportable event with the former auditor (as described in Regulation S-K Item 304(a)(2)).


                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Set forth below is the name, age as of March 24, 1998, and a brief account of the business experience of each person who is a director or executive officer of Holdings. Such information is also provided with respect to each director and executive officer of Hines Horticulture and Sun Gro-U.S.


        Name            Age   Position
---------------------  -----  -----------------------------------------
Douglas D. Allen        55    Chairman of the Board of Hines Horticulture, Vice
                              President and Director of Holdings and Director of
                              Sun Gro-U.S.
Stephen P. Thigpen      42    President and Chief Executive Officer and Director
                              of Hines Horticulture and Director of Holdings and
                              Sun Gro-U.S.

Claudia M. Pieropan      42   Chief Financial Officer of Holdings, Hines
                              Horticulture and Sun Gro-U.S.
Paul R. Wood             44   Chairman of the Board and President of Holdings,
                              Director, Vice President and Assistant Secretary
                              of Hines Horticulture and Director, Vice President
                              and Assistant Secretary of Sun Gro-U.S.
Thomas R. Reusche        43   Director, Secretary and Treasurer of Holdings,
                              Director, Vice President and Assistant Secretary
                              of Hines Horticulture and Director, Vice President
                              and Assistant Secretary of Sun Gro-U.S.
Gary J. Little           47   Director of Holdings, Hines Horticulture and Sun
                              Gro-U.S.
David F. Mosher          42   Director of Holdings, Hines Horticulture and Sun
                              Gro-U.S.


     The Board of Directors of each of Holdings, Hines Horticulture and Sun Gro-U.S. presently consists of seven directors with one vacancy. All directors hold their positions until the next annual meeting of shareholders and until their respective successors are elected. Executive officers are elected by and serve at the discretion of the Board of Directors. The directors of Holdings have been elected in accordance with the terms of the Stockholders Agreement. See Item 12, "Security Ownership of Certain Beneficial Owners and Management--Stockholders Agreement."


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


ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth the compensation of (i) the chief executive officers of Holdings and Hines Horticulture, (ii) the Company's three most highly compensated executive officers as of December 31, 1997, and (iii) one additional individual for whom disclosure would have been necessary but for the fact such individual was not an executive officer at year end (the "Named Executive Officers") during the three years ended December 31, 1997:

                          Summary Compensation Table

                                                         Annual Compensation
                                                    ----------------------------       All Other
Name and Principal Position                         Year   Salary      Bonus (1)   Compensation (2)
------------------------------------------------    ----   ------      ---------   ----------------
Paul R. Wood                                        1997        --           --                  --
  Chief Executive Officer of Holdings               1996        --           --                  --
                                                    1995        --           --                  --

Douglas D. Allen                                    1997  $200,825     $146,905          $    4,746
  Vice President of Holdings                        1996  $202,161           --          $    5,631
  Chairman of the Board of Hines Horticulture       1995  $295,842     $361,920          $    3,507

Stephen R. Thigpen                                  1997  $217,851     $197,453          $    6,194
  President and Chief Executive Officer of Hines    1996  $210,135     $ 13,904          $    5,861
  Horticulture                                      1995  $181,221     $184,904          $    2,108

Michael R. Crowe (3)                                1997  $ 26,187           --          $  420,916
  President of Sun Gro-US                           1996  $209,496           --          $   19,953
                                                    1995  $212,815     $ 81,938          $   17,935

Claudia M. Pieropan                                 1997  $159,628     $ 24,484          $    7,831
  Chief Financial Officer of Holdings, Hines        1996  $150,000           --          $   13,563
  Horticulture and Sun Gro-U.S.                     1995  $116,024     $ 31,907          $   13,366

(1)  Represents annual incentive compensation paid during the calendar year.

(2) Represents (i) the dollar value of premiums paid by the Company with respect to health and term life insurance, (ii) the leased value of Company automobiles attributable to personal use by the Named Executive Officer,
     (iii) a one-time gain on the sale of a Company automobile purchased by Mr. Crowe from the Company upon lease expiration, (iv) contributions made by the Company on behalf of Mr. Crowe and Ms. Pieropan under Sun Gro-U.S.'s 401(k) Plan and, (v) a $418,992 payment to Mr. Crowe on March 20, 1997 in connection with his departure from the Company.

(3)  Mr. Crowe departed from the Company effective February 17, 1997.

Pension Plan

     The Company's defined benefit plan, the Sun Gro Horticulture Inc. U.S. Executive Supplemental Retirement Plan (the "Pension Plan"), covers only certain of the senior management of Sun Gro. The following table shows the estimated annual pension benefits payable to a covered participant upon normal retirement at age 65 under the Pension Plan based on the remuneration that is covered under the Pension Plan and years of service:

Pension Plan Table

   Annual
Remuneration                  Years of Qualifying Service
------------        ------------------------------------------------
                       15        20        25        30        35
                    --------  --------  --------  --------  --------
$    150,000        $ 40,871  $ 54,494  $ 68,118  $ 68,118  $ 68,118
     200,000          55,871    74,494    93,118    93,118    93,118
     250,000          70,871    94,494   118,118   118,118   118,118
     300,000          85,871   114,494   143,118   143,118   143,118
     400,000         115,871   154,494   193,118   193,118   193,118

     Of the Named Executive Officers, Mr. Crowe, who resigned as an officer and director of the Company and its subsidiaries effective February 17, 1997, is the only participant in the Pension Plan. Mr. Crowe had 11.6 years of credited service on February 17, 1997. Benefits under the Pension Plan are calculated based on 2% of the participants' final average salary multiplied by the years of qualifying service, up to a maximum of 50% of final average salary, reduced by certain specified offsets.

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

Compensation of Directors

     During 1997, the directors received no compensation for serving as directors. However, all directors were reimbursed for all travel-related expenses incurred in connection with their activities as directors.

Compensation Committee Interlocks and Insider Participation

     The Compensation Committee of the Board of Directors consists of Messrs. Wood, Reusche and Allen, all of whom are officers of the Company. Messrs. Wood and Reusche each serve as principals of MDCP and Vice Presidents of MDP. MDCP holds, of record and beneficially, in excess of 5% of each class of the Company's equity securities.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The following table sets forth certain information as to the beneficial ownership of Junior Preferred and of Common Stock as of March 24, 1998 by (i) each person known to Holdings and the Company to own beneficially 5% or more of the Common Stock or Junior Preferred, (ii) each director and Named Executive Officer of the Company and (iii) all executive officers and directors of the Company as a group. The holders of the Junior Preferred have the right to vote together with the Common Stock on a one-vote per share basis in the election of directors.

                                                               Beneficial Ownership(1)
                                                   ------------------------------------------------
                                                    Number of                 Number of
                                                    Shares of                 Shares of
                                                      Junior      Percent      Common       Percent
          Beneficial Owner                          Preferred    of Class       Stock      of Class
-------------------------------------------------  ----------    --------     ---------    --------

Madison Dearborn Capital Partners, L.P.(2)         16,383,050       78.6%     7,967,530       68.7%

California State Teachers' Retirement System (3)           --         --        705,500        6.1%

Douglas D. Allen                                      278,942        1.3%       171,058        1.5%

Stephen P. Thigpen                                    433,910        2.1%       366,090        3.2%

Michael R. Crowe                                      650,865        3.1%       399,135        3.4%

Claudia M. Pieropan                                   111,577        *           68,423        *

Paul R. Wood(2)                                            --        --              --         --

Thomas R. Reusche(2)                                       --        --              --         --

David F. Mosher(2)                                         --        --              --         --

Gary J. Little(2)                                          --        --              --         --

All Executive Officers and Directors as a Group
     (7 persons)                                                824,429       4.0%    605,571       5.2%

* Denotes less than one percent.

(1) "Beneficial owner" generally means any person whom, directly or indirectly, has or shares voting power or investment power with respect to a security. All of the stockholders of Holdings are party to the Stockholders Agreement, pursuant to which such stockholders have agreed to vote their shares in the election of directors in accordance with the terms of the Stockholders Agreement. The number of shares indicated in this table does not include the shares of Junior Preferred Stock or the shares of Common Stock that are held by other stockholders subject to the Stockholders Agreement. See "Stockholders Agreement." Unless otherwise indicated, the Company believes that, except with regard to the provisions in the Stockholders Agreement, each stockholder has sole voting and investment power with regard to shares listed as beneficially owned by such stockholder.

(2) The address of Madison Dearborn Capital Partners, L.P. and Messrs. Wood, Reusche, Mosher and Little is Three First National Plaza, Suite 3800, Chicago, Illinois 60602. Messrs. Wood, Reusche, Mosher and Little are executive officers of Madison Dearborn Partners, Inc., the general partner of Madison Dearborn Partners, L.P., the general partner of MDCP, and therefore may be deemed to share voting and investment power over the shares owned by MDCP and therefore to beneficially own such shares.

(3) The address of the California State Teachers' Retirement System is c/o Abbott Capital Management LLC, 1330 Avenue of the Americas, Suite 2800, New York, New York 10019.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTIES.

Issuance of Debt and Equity Securities

     On September 29, 1997, Holdings issued 100,000 shares of Common Stock to Stephen P. Thigpen, the chief executive officer of Hines Horticulture, for $100,000 (representing the fair market value of such shares on the issuance date). The purchase price was payable by a full-recourse promissory note in favor of Holdings bearing 6% interest and due in three equal installments on April 30 of each of 1998, 1999 and 2000.

     On October 20, 1997, Holdings issued to MDCP, the controlling stockholder of Holdings, the Demand Note, in an aggregate principal amount of $2,500,000, for $2,500,000 in cash. The Demand Note bore interest at a rate equal to the dividend rate on the Senior Preferred. The Demand Note was used to finance the acquisition of Pacific Color and to provide working capital to Hines II, and was subsequently exchanged on December 16, 1997 for Senior Preferred and warrants of Holdings.

     On December 16, 1997, Holdings issued to MDCP, for an aggregate consideration of $1,000,000 in cash and the surrender and cancellation of the Demand Note (for which $2,500,000 of indebtedness was then outstanding), (i) 3,500 shares of Senior Preferred, at a price of $970.21 per share, and (ii) presently exercisable warrants to purchase 104,282 shares of Common Stock, with an exercise price of $.01 per share, at a price of $1.00 for each warrant to purchase one share of Common Stock. Such issuance was on equivalent terms and subject to the same conditions as a contemporaneous sale of Senior Preferred and warrants to an unaffiliated third party investor. See Item 5, "Market for the Registrant's Common Equity and Related Stockholder Matters."

     On February 5, 1998, Holdings issued to MDCP, on an arm's length basis, 2,000 shares of Senior Preferred, having an aggregate liquidation value of $2,000,000, for $2,000,000 in cash.

Blooming Farm Transactions

     On August 4, 1995, Oregon Garden Products ("OGP"), a then wholly-owned subsidiary of Hines Horticulture which was subsequently merged into Hines Horticulture, acquired the assets of Gales Creek Nurseries, L.P., a Delaware limited partnership ("GCN"), including in excess of 640 acres of agricultural land. Under applicable Federal reclamation water law, however, Hines Horticulture and its affiliates were eligible to receive federal reclamation water for only 640 net irrigable acres. Accordingly, MDCP and the senior management stockholders of Holdings formed Blooming Farm, Inc., a Delaware corporation ("Blooming Farm"), which is not an affiliate of Hines Horticulture under applicable Federal reclamation water law, to hold title to approximately 290 acres of the GCN property. The stock of Blooming Farm held by MDCP and the senior management stockholders of Holdings is held in direct proportion to their stock ownership of Holdings at that time.

     Simultaneously with the acquisition of assets of GCN by OGP, OGP sold to Blooming Farm approximately 290 acres of the agricultural land it acquired from GCN. As payment in full for such land, Blooming Farm issued a secured five-year amortizing promissory note to OGP in the amount of $826,625. Blooming Farm and OGP then entered into a five-year Agricultural Lease pursuant to which Blooming Farm currently leases the property to Hines Horticulture (as successor-in-interest to OGP). Hines Horticulture subsequently pledged the note and security instruments to BT Commercial Corporation as security under the Bank Credit Agreement.

     In June 1996, Hines Horticulture discovered that approximately 53 acres of land purchased from GCN had inadvertently not been disclosed on the Federal reclamation water forms it had filed. As this additional land caused Hines Horticulture to be over the 640 net irrigable acre limit, on June 21, 1996, Hines Horticulture sold the 53 acres of agricultural land to Blooming Farm in exchange for a secured five-year amortizing Promissory Note in the amount of $151,050. Blooming Farm and Hines Horticulture then entered into a five-year Agricultural Lease pursuant to which Blooming Farm currently leases the property to Hines Horticulture. Hines Horticulture subsequently pledged the note and security instruments as security under the Bank Credit Agreement.

In connection with Hines Horticulture's acquisition of certain real property in Allendale, California in July, 1995, Hines Horticulture designated 128 acres of such property to receive Federal reclamation water. To avoid exceeding the 640 net irrigable acre limit, Hines Horticulture and Blooming Farm entered into a
Section 1031 like-kind exchange on February 28, 1997, pursuant to which Hines Horticulture transferred to Blooming Farm 128 acres of property then owned by Hines Horticulture which was receiving Federal reclamation water, in exchange for 128 acres of land then owned by Blooming Farm and leased to Hines Horticulture, which was not receiving Federal reclamation water.

     The Company's management believes that the terms of the sale-leaseback and like-kind exchange transactions with Blooming Farm are at market rates and are at least as favorable as those which could be negotiated with an unaffiliated third party.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND
          REPORTS ON FORM 8-K.

          (a)  The following documents are filed as part of this report:

               1. The financial statements listed in "Index to Financial Statements."

               2.  The exhibits listed in "Index to Exhibits."

          (b)  Reports on Form 8-K:

               The Registrant filed no current reports on Form 8-K during the fiscal year ended December 31, 1997.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly cause this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.

                                       HINES HOLDINGS, INC.

                                         By: /s/ Paul R. Wood
                                             -----------------
                                             Paul R. Wood
                                             President

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant in the capacities indicated on March 30, 1998.



        Signature                       Capacity
/s/ Paul R. Wood                   President and Director (principal executive
--------------------------         officer)
    Paul R. Wood


/s/ Claudia M. Pieropan            Chief Financial Officer (principal financial
----------------------------       and accounting officer)
    Claudia M. Pieropan


/s/ Thomas R. Reusche              Secretary, Treasurer and Director
----------------------------
    Thomas R. Reusche


/s/ Douglas D. Allen               Vice President and Director
--------------------
    Douglas D. Allen


/s/ Stephen P. Thigpen             Director
----------------------
    Stephen P. Thigpen


/s/ David F. Mosher                Director
-------------------
    David F. Mosher


/s/ Gary J. Little                 Director
------------------
    Gary J. Little

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

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS



                                                                Page
                                                              --------

Report of Independent Accountants - Years Ended
     December 31, 1997 and 1996 - Price Waterhouse LLP           F-2

Report of Independent Public Accountants - Year Ended
     December 31, 1995 - Arthur Andersen LLP                     F-3

Consolidated Balance Sheets as of December 31, 1997 and 1996     F-4

Consolidated Statements of Income for the years ended
     December 31, 1997, 1996 and 1995                            F-6

Consolidated Statements of Shareholders' Equity (Deficit)
     for the years ended December 31, 1997, 1996 and 1995        F-7

Consolidated Statements of Cash Flows for the years ended
     December 31, 1997, 1996 and 1995                            F-8

Notes to Consolidated Financial Statements as of
     December 31, 1997, 1996 and 1995                            F-9

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and
Shareholders of Hines Holdings, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity (deficit) and of cash flows present fairly, in all material respects, the financial position of Hines Holdings, Inc. and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



PRICE WATERHOUSE LLP

Costa Mesa, California
March 16, 1998, except as to Note 2, which is as of March 25, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors of
    Hines Holdings, Inc.:


We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of Hines Holdings, Inc. for the year ended December 31, 1995. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Sun Gro Horticulture Inc., which statements represent revenues of 44 percent of Hines Holdings, Inc. for the year ended December 31,1995. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for that entity, is based solely on the report of the other auditors.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Hines Holdings, Inc. for the year ended December 31,1995, in conformity with generally accepted accounting principles.



                             ARTHUR ANDERSEN LLP

Orange County, California
April 5, 1996

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996
                            (Dollars in thousands)


               ASSETS
               ------
                                                         1997         1996
                                                      ----------   ----------
CURRENT ASSETS:
  Cash                                                $   2,543    $     631
  Accounts receivable, net of allowance for
     doubtful accounts of $1,193 and $1,019              20,569       15,644
  Inventories                                           106,007       95,224
  Prepaid expenses and other current assets               1,958        3,213
                                                      ----------   ----------

               Total current assets                     131,077      114,712
                                                      ----------   ----------



FIXED ASSETS, net of accumulated depreciation
  and depletion of $20,459 and $14,169                   92,406       81,870
                                                      ----------   ----------



DEFERRED FINANCING EXPENSES, net of
  accumulated amortization of $2,332 and $1,235           6,477        6,352
                                                      ----------   ----------



GOODWILL, net of accumulated
  amortization of $1,474 and $1,490                      38,859       24,581
                                                      ----------   ----------


                                                      $ 268,819    $ 227,515
                                                      ==========   ==========



  The accompanying notes are an integral part of these consolidated financial statements.

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 1997 and 1996
                            (Dollars in thousands)


    LIABILITIES AND SHAREHOLDERS' DEFICIT                    1997        1996
    -------------------------------------                  --------    --------
CURRENT LIABILITIES:
  Accounts payable                                         $  8,046    $  7,875
  Accrued liabilities                                         5,309       5,627
  Accrued payroll and benefits                                6,521       5,957
  Long-term debt, current portion                             5,400       4,897
  Revolving line of credit                                   43,102      29,357
  Deferred income taxes                                      35,151      31,402
                                                           --------    --------
         Total current liabilities                          103,529      85,115
                                                           --------    --------

LONG-TERM DEBT                                              160,356     152,769
                                                           --------    --------

DEFERRED INCOME TAXES                                         6,003       6,006
                                                           --------    --------

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED
  STOCK 12 PERCENT, par value $.01 per share;
  liquidation preference of $1,000 per share; 50,000
  shares authorized; 39,500 and 30,000 shares issued
  at December 31, 1997 and 1996                              43,967      30,921

CUMULATIVE REDEEMABLE JUNIOR PREFERRED
  STOCK 12 PERCENT, par value $.01 per share;
  liquidation preference of $1 per share; 22,000,000
  shares authorized; 20,847,986 and 20,498,816
  shares issued at December 31, 1997 and 1996                26,715      23,604

SHAREHOLDERS' DEFICIT
  Common Stock
       Authorized - 30,000,000 shares  $.01 par value;
       Issued and outstanding - 10,492,014 and
       10,226,184 at December 31, 1997 and 1996                 105         102

  Accumulated accretion of cumulative redeemable
    preferred stock (in excess) less than additional
    paid-in capital                                            (857)      5,600

  Notes receivable from stock sales                            (366)       (192)

  Deficit                                                   (70,633)    (76,410)
                                                           --------    --------
         Total shareholders' deficit                        (71,751)    (70,900)
                                                           --------    --------
                                                           $268,819    $227,515
                                                           ========    ========

             The accompanying notes are an integral part of these
                       consolidated fiancial statements.

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
             For the Years Ended December 31, 1997, 1996 and 1995
                 (Dollars in thousands except per share data)

                                                          1997          1996         1995
                                                       ----------    ----------    ---------
SALES, NET                                             $  201,256    $  164,323    $ 156,909

COST OF GOODS SOLD                                         99,407        80,812       72,245
                                                       ----------    ----------    ---------
                             Gross Profit                 101,849        83,511       84,664
                                                       ----------    ----------    ---------

SELLING AND DISTRIBUTION EXPENSES                          50,233        43,308       39,904
GENERAL AND ADMINISTRATIVE EXPENSES                        20,403        18,239       17,467
OTHER OPERATING (INCOME) EXPENSES                            (228)         (790)       1,021
UNUSUAL EXPENSES                                              343           830            -
                                                       ----------    ----------    ---------
                 Total operating expenses                  70,751        61,587       58,392
                                                       ----------    ----------    ---------

                         Operating income                  31,098        21,924       26,272
                                                       ----------    ----------    ---------
OTHER EXPENSES:
  Interest                                                 20,708        20,140       13,274
  Amortization of deferred financing expenses               1,097           940        4,557
                                                       ----------    ----------    ---------
                                                           21,805        21,080       17,831
                                                       ----------    ----------    ---------
Income before provision for income taxes, minority
  interest and income from discontinued operations          9,293           844        8,441

PROVISION FOR INCOME TAXES                                  3,516           636        2,850
                                                       ----------    ----------    ---------
Income before minority interest and income
  from discontinued operations                              5,777           208        5,591
MINORITY INTEREST IN EARNINGS OF
  SUBSIDIARIES                                                  -             -        3,958
                                                       ----------    ----------    ---------
Income before income from discontinued  operations          5,777           208        1,633
INCOME FROM DISCONTINUED
  OPERATIONS,  net of tax                                       -             -       (3,307)
                                                       ----------    ----------    ---------
Income before extraordinary loss                            5,777           208        4,940
EXTRAORDINARY LOSS, net of tax                                  -             -        2,513
                                                       ----------    ----------    ---------
NET INCOME                                                  5,777           208        2,427
Less: Preferred stock dividends                            (6,666)       (3,775)      (1,460)
                                                       ----------    ----------    ---------
NET (LOSS) INCOME APPLICABLE TO COMMON STOCK                ($889)      ($3,567)        $967
                                                       ==========    ==========    =========
BASIC AND DILUTED EARNINGS PER SHARE:
  (Loss) income before income from discontinued            ($0.09)       ($0.35)       $0.04
    operations and extraordinary loss
  Extraordinary loss                                            -             -        (0.60)
  Income from discontinued operations                           -             -         0.79
                                                       ----------    ----------    ---------
  Net (loss) income per common share                       ($0.09)       ($0.35)       $0.23
                                                       ==========    ==========    =========
  Weighted average shares outstanding                  10,276,542    10,125,481    4,166,667
                                                       ==========    ==========    =========

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
             For the Years Ended December 31, 1997, 1996 and 1995
                 (Dollars in thousands except for share data)

                            Common Stock
                            no par value       Common Stock - A       Common Stock - B                Notes                  Share-
                          -----------------    -----------------    --------------------              Rec.     Retained     holders'
                          Number of            Number of            Number of                         Stock    Earnings      Equity
                           Shares    Amount     Shares    Amount     Shares       Amount     (i)      Sales    (Deficit)   (Deficit)
                          ---------  ------    ---------  ------   -----------    ------   -------    -----    ---------   ---------
BALANCE, December 31, 1994   360    $3,600            -    $  -              -    $   -    $   433    $   -    $  5,897    $  9,930

 Exchange of common stock
  for minority interests       -          -     684,783      32     24,709,622      247     27,674        -           -      27,953
 Merger transactions           -          -           -       -          1,000        -          1        -           -           1
 Repurchase and retirement
  of stock                  (360)    (3,600)   (684,783)    (32)             -        -     (3,644)       -     (84,662)    (91,938)
 Cumulative undeclared
  dividends                    -          -           -       -              -        -     (1,460)       -           -      (1,460)
 Exchange of common
  stock for preferred
  stock                        -          -           -       -    (14,710,622)    (147)   (14,564)       -           -     (14,711)
  Net income                   -          -           -       -              -        -          -        -       2,427       2,427
                            ----    -------    --------    ----    -----------    -----    --------   -----    --------    --------

BALANCE, December 31, 1995     -          -           -       -     10,000,000      100      8,440        -     (76,338)    (67,798)
                            ----    -------    --------    ----    -----------    -----    --------   -----    --------    --------

 Net proceeds from
  issuance of stock,
  net of expenses              -          -           -       -        283,360        3        168        -           -         171
 Redemption of stock           -          -           -       -        (57,176)      (1)       (57)       -           -         (58)
 Repurchase and
  retirement of stock          -          -           -       -              -        -          -        -        (280)       (280)
 Cumulative undeclared
  dividends                    -          -           -       -              -        -     (3,775)       -           -      (3,775)
 Issuance of warrants,
  net of discount              -          -           -       -              -        -        824        -           -         824
 Notes receivable from
  stock sales                  -          -           -       -              -        -          -     (192)          -        (192)
 Net income                    -          -           -       -              -        -          -        -         208         208
                            ----    -------    --------    ----    -----------    -----    --------   -----    --------    --------

BALANCE, December 31, 1996     -          -           -       -     10,226,184      102      5,600     (192)    (76,410)    (70,900)
                            ----    -------    --------    ----    -----------    -----    --------   -----    --------    --------

 Net proceeds from
  issuance of stock,
  net of expenses              -          -           -       -        289,980        3         23        -          -           26
 Redemption of stock           -          -           -       -        (24,150)       -        (24)       -           -         (24)
 Cumulative undeclared
  dividends                    -          -           -       -              -        -     (6,666)       -           -      (6,666)
 Issuance of warrants,
  net of discount              -          -           -       -              -        -        210        -           -         210
 Notes receivable from
  stock sales                  -          -           -       -              -        -          -     (174)          -        (174)
 Net income                    -          -           -       -              -        -          -        -       5,777       5,777
                            ----    -------    --------    ----    -----------    -----    --------   -----    --------    --------

BALANCE, December 31, 1997     -    $     -           -    $   -    10,492,014    $ 105    $  (857)   $(366)   $(70,633)   $(71,751)
                            ====    =======    ========    ====    ===========    =====    ========   =====    ========    ========

(i) Accumulated accretion of cumulative redeemable preferred stock (in excess) less than additional paid-in capital

             The accompanying notes are an integral part of these
                      consolidated financial statements.

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 1997, 1996 and 1995
                            (Dollars in thousands)

                                                           1997         1996         1995
                                                         ---------    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                 $5,777         $208       $2,427
 Adjustments to reconcile net income to
   net cash provided by operating activities -
    Amortization of deferred financing costs                 1,097          940        4,557
    Depreciation, depletion and amortization                 6,407        4,962        3,828
    Write-off of deferred financing costs                                              3,993
    Minority interest in earnings of subsidiaries                -            -        3,958
    Gain on sale of discontinued operations                      -            -       (4,871)
    Gain on involuntary disposal of assets                  (1,194)           -            -
    Deferred income taxes                                    3,647          508        3,942
    Other                                                      (81)         525          483
                                                         ---------    ---------    ---------
                                                            15,653        7,143       18,317
CHANGE IN WORKING CAPITAL ACCOUNTS:
 Accounts receivable                                        (4,373)         824          836
 Inventories                                                (9,495)      (4,270)      (8,605)
 Prepaid expenses and other current assets                   1,008         (815)       1,169
 Other assets                                                 (322)        (577)           -
 Accounts payable and accrued liabilities                      297       (3,500)        (951)
 Other liabilities                                            (581)        (361)      (1,000)
                                                         ---------    ---------    ---------
   Net cash provided by (used in) operating activities       2,187       (1,556)       9,766
                                                         ---------    ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                                  (10,130)      (8,752)      (7,684)
 Proceeds from sales of fixed assets                           154          175        1,417
 Proceeds from insurance claims                              1,194            -            -
 Purchase of fixed assets from insurance claims             (1,324)           -            -
 Acquisitions, net of cash acquired                        (19,632)     (21,915)      (3,498)
                                                         ---------    ---------    ---------
   Net cash used in investing activities                   (29,738)     (30,492)      (9,765)
                                                         ---------    ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit                    220,188      202,785       77,911
 Repayments on revolving line of credit                   (206,443)    (186,121)     (83,596)
 Proceeds from the issuance of long-term debt               12,000            -      255,000
 Repayments of long-term debt                               (4,910)      (4,209)    (160,567)
 Deferred financing costs                                   (1,223)        (253)      (9,833)
 Repurchase and retirement of preferred and
   common stock                                                (75)        (280)     (91,938)
 Issuance of preferred and common stock                      9,926       20,612       11,673
 Other                                                           -          (36)      (1,120)
                                                         ---------    ---------    ---------
  Net cash provided by (used in) financing activities       29,463       32,498       (2,470)
                                                         ---------    ---------    ---------
NET INCREASE (DECREASE) IN CASH                              1,912          450       (2,469)
CASH, beginning of year                                        631          181        2,650
                                                         ---------    ---------    ---------
CASH, end of year                                           $2,543         $631         $181
                                                         =========    =========    =========

CASH PAID - INTEREST                                       $20,729      $23,702       $8,689
                                                         =========    =========    =========
CASH PAID - INCOME TAXES                                      $161           $4           $3
                                                         =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                     HINES HOLDINGS, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       DECEMBER 31, 1997, 1996 AND 1995
                            (Dollars in Thousands)



1.   Summary of Significant Accounting Policies
     ------------------------------------------

     Description of Business
     -----------------------

Hines Holdings, Inc. (Holdings) produces and distributes horticultural products through its two operating divisions, Hines Nurseries (Hines) and Sun Gro Horticulture (Sun Gro). The business of Hines is conducted through Hines Horticulture, Inc. (Hines Horticulture) and Hines II, Inc. (Hines II), and the business of Sun Gro is conducted through Sun Gro Horticulture Inc. (Sun Gro-U.S.) and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. (Sun Gro-Canada). Holdings, together with Hines, Sun Gro and Sun Gro-Canada, are hereafter collectively referred to as the "Company."

Hines is a national supplier of ornamental, container-grown plants with nursery facilities located in California, Oregon, Texas, South Carolina and Pennsylvania. Hines markets its products to retail customers in North America.

Sun Gro produces, markets and distributes a range of peat-based horticulture products for both retail and professional customers. Sun Gro markets its products in North America and various international market areas. Manufacturing is conducted in facilities located in Canada and the United States.

     Consolidation
     -------------

The consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries Hines, Hines II and Sun Gro, including Sun Gro's wholly owned subsidiary, Sun Gro-Canada. All material intercompany accounts and transactions have been eliminated in consolidation.

     Revenue Recognition and Concentration of Credit Risk
     ----------------------------------------------------

The Company recognizes revenue, net of sales discounts and allowances, upon product shipment to the customer. The Company is subject to credit risk primarily through trade receivables. Credit risk on trade receivables is minimized as a result of the large and diverse nature of the Company's customer base throughout North America. The Company does not require collateral for its accounts receivable. Certain customers are granted deferred payment terms (dating). At December 31, 1997 and 1996, significant amounts of accounts receivable are subject to dating terms. The Company's largest customer accounted for approximately 12% and 10% of the Company's consolidated net sales in 1997 and 1996, respectively. In 1995, no individual customer accounted for more than 10% of consolidated net sales.

     Depreciation and Depletion
     --------------------------

Fixed assets are stated at cost less accumulated depreciation. Depreciation has been provided for on a straight-line basis over the following estimated economic useful lives:

          Buildings                    20 to 60 years
          Machinery and equipment      2 to 25 years
          Vehicles and trailers        2 to 15 years
          Furniture and fixtures       3 to 5 years

Bog depletion is based on the volume of peat produced during the year at rates which will amortize the bog acquisition costs, as well as the initial bog clearing and development costs, over the period of production of peat from the bog.

     Amortization of Deferred Financing Expenses
     -------------------------------------------

Deferred financing expenses are being amortized using a method which approximates the effective interest method over the term of the associated financing agreements.

     Goodwill and Negative Goodwill
     ------------------------------

In connection with its acquisition of Hines in 1990, the Company recorded $6.1 million of negative goodwill. Negative goodwill equals the excess of the fair market value of the acquired net assets over the acquisition purchase price after reducing the amount allocated to the fixed assets acquired to zero. The Company has amortized negative goodwill on a straight-line basis as a component of other operating expenses over the period from June 29, 1990 to December 31, 1997.

In connection with the acquisition of the interests of minority shareholders for stock in the Company, as further discussed in Note 21, approximately $14.7 million of goodwill was recorded and is being amortized over a 35-year period as a component of other operating expenses.

Goodwill recorded in connection with the Company's recent acquisitions, as discussed in Note 2, is being amortized over an estimated life of 35 years.

At each balance sheet date, the Company reviews the recoverability of goodwill by comparing projected operating income on an undiscounted basis to the net book value of the related assets. If the carrying value of goodwill exceeds projected operating income, the carrying value of goodwill is written down to undiscounted projected operating income.

     Impairment of Long-Lived Assets
     -------------------------------

The Company annually evaluates its long-lived assets, including identifiable intangible assets, for potential impairment. When circumstances indicate that the carrying amount of the asset may not be recoverable, as demonstrated by the projected undiscounted cash flows, an impairment loss would be recognized based on fair value.

     Inventories
     -----------

Inventories are stated at the lower of cost (first-in, first-out) or market. Hines' nursery stock has an average growing period of approximately eighteen months. The nursery stock is classified as a current asset based on Hines' normal operating cycle.

     Foreign Currency Translation
     ----------------------------

The Company considers the U.S. dollar to be the functional currency of Sun Gro's Canadian operations. Monetary assets and liabilities are translated at the foreign exchange rate in effect as of the balance sheet date. Non-monetary assets and liabilities are translated at historical rates and revenues and expenses at average exchange rates for the period. Gains or losses from changes in exchange rates are recognized in the consolidated results of operations in the year of occurrence.

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

     Advertising
     -----------

The Company expenses advertising costs at the time the advertising first takes place. Advertising expense was $1,898, $1,658 and $1,544 for the years ended December 31, 1997, 1996 and 1995, respectively.

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

     Earnings (Loss) Per Share ("EPS")
     ---------------------------------

Basic earnings per share is computed by dividing net income, after deduction of preferred dividends, by the weighted average number of common shares outstanding in each year. Diluted earnings per share is computed by dividing net income, after deduction of preferred dividends, by the weighted average number of common shares outstanding plus any potential dilution that could occur if warrants were converted into common stock in each year.

In 1997, the Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share," (SFAS 128). In accordance with the implementation provisions of SFAS 128, the Company has restated earnings per share in the Consolidated Statements of Income for the years ended December 31, 1996 and 1995.

There is no difference between the numerators and denominators for basic and diluted earnings per share since common stock equivalents have been excluded from the earnings per share calculation for fiscal years 1997 and 1996 because the effect would be anti-dilutive. There were no outstanding common stock equivalents in fiscal year 1995.

     Recent Accounting Pronouncements
     --------------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosures about Segments of an Enterprise and Related Information," in June 1997. SFAS 131 establishes standards for the reporting of information about operating segments of a business. Generally, financial information is required to be reported on the basis that it is used internally by management for evaluating segment performance.

SFAS 131 addresses disclosure matters and will have no effect on the Company's consolidated financial position, results of operations or cash flows. The Company will adopt SFAS 131 in 1998.

     Reclassifications
     -----------------

Certain prior year amounts have been reclassified to conform to current year presentations.


2.   Acquisitions
     ------------

     Bryfogle's
     ----------

On December 16, 1997, Hines II acquired all of the issued and outstanding shares of Bryfogle's Wholesale, Inc., Bryfogle's Power Plants, and Power Plants II, Inc. (collectively "Bryfogle's") for approximately $19 million. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:


     Cash                                        $    54
     Accounts receivable                             452
     Inventories                                   1,088
     Fixed assets                                  4,163
     Other assets                                    639
     Goodwill                                     13,752
     Accounts payable and accrued liabilities       (756)
     Deferred tax liability - non-current           (411)
                                                 -------
            Total purchase price                 $18,981
                                                 =======

     Pacific Color Nurseries
     -----------------------

On October 20, 1997, Hines II acquired certain assets and assumed certain liabilities of Pacific Color Nurseries, Inc. (PCN) for $1.7 million. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:


     Accounts receivable                         $  100
     Inventories                                    200
     Prepaid expenses                                 5
     Fixed assets                                 1,385
     Goodwill                                       285
     Accounts payable and accrued liabilities      (270)
                                                 ------

           Total purchase price                  $1,705
                                                 ======

     Flynn Nurseries
     ---------------

On November 27, 1996, Hines Horticulture acquired all of the issued and outstanding shares of Flynn Nurseries, Inc. (Flynn) for $11.7 million. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:


     Cash                                        $    39
     Accounts receivable                             642
     Inventories                                  11,644
     Prepaid expenses                                 48
     Fixed assets                                  3,162
     Goodwill                                      5,279
     Accounts payable and accrued liabilities     (3,981)
     Long-term debt                                  (16)
     Deferred tax liability  non-current          (5,164)
                                                 -------

            Total purchase price                 $11,653
                                                 =======

     Iverson Perennial Gardens
     -------------------------

On August 30, 1996, Hines Horticulture acquired certain assets and assumed certain liabilities of Iverson Perennial Gardens, Inc. (Iverson) for $10.3 million. The acquisition was accounted for using the purchase method. The purchase price allocation is summarized as follows:


     Accounts receivable                         $ 1,181
     Inventories                                   2,416
     Prepaid expenses                                 40
     Fixed assets                                  1,296
     Goodwill                                      6,114
     Accounts payable and accrued liabilities       (691)
     Long-term debt                                  (55)
                                                 -------

            Total purchase price                 $10,301
                                                 =======

The consolidated financial statements reflect the operations of Bryfogle's, PCN, Flynn, and Iverson since the date of their acquisition. The following is a summary of the condensed consolidated unaudited pro forma results of operations for the years ended December 31, 1997 and 1996 as if the acquisitions had occurred on January 1, 1997 and January 1, 1996, respectively (in thousands, except per share data):


                                            December 31
                                        ------------------
                                          1997      1996
                                        --------  --------

     Net sales                          $215,721  $199,487
     Net income (loss) applicable to
         common stock (a)               $    271  $ (3,692)
     Basic earnings per share           $   0.03  $  (0.39)
     Diluted earnings per share         $   0.02  $  (0.39)


(a) After deduction of preferred stock dividends of $6,666 and $3,775 for the years ended December 31, 1997 and 1996, respectively.

The pro forma results do not necessarily represent results, which, would have occurred if the acquisitions had taken place as of the dates assumed, nor are they indicative of the results of future combined operations.

      Subsequent Event -- Pending Acquisition of Lakeland Peat Moss Ltd.
      ------------------------------------------------------------------

On March 25, 1998, 763427 Alberta Ltd., a recently-formed Alberta corporation which is an indirect, wholly-owned subsidiary of Hines II, entered into a definitive stock purchase agreement with the shareholders of Lakeland Peat Moss, Ltd. to purchase all of the issued and outstanding shares of capital stock of Lakeland Peat Moss, Ltd. for approximately Cdn. $28.4 million (approximately U.S. $20.0 million). The closing of the transaction is subject to customary closing conditions and the receipt of certain Canadian regulatory approvals. If these conditions are satisfied, the closing is expected to occur no later than May 31, 1998.


3.  Unusual Expenses
    ----------------

During the year ended December 31, 1997, the Company received $1,194 of proceeds from insurance claims to replace assets that had been damaged and, accordingly, recorded a gain of $1,194 representing the difference between the proceeds received and the carrying amount of the damaged assets. As of December 31, 1997, the Company had acquired $1,324 of fixed assets utilizing the insurance proceeds.

In May 1997, the Company approved a restructuring plan for Sun Gro which, for the year ended December 31, 1997, resulted in an unusual charge of $1,537. The charge represents $1,100 of severance-related payments and $437 of other related restructuring charges. As of December 31, 1997, $1,137 has been paid and charged against the liability.


4.  Inventories
    -----------

As of December 31, 1997 and 1996, inventories consisted of the following:



                                 December 31
                              -----------------
                                1997     1996
                              --------  -------

     Nursery stock            $ 95,195  $85,611
     Finished goods              4,003    2,975
     Materials and supplies      6,809    6,638
                              --------  -------

                              $106,007  $95,224
                              ========  =======


5.  Fixed Assets
    ------------

As of December 31, 1997 and 1996, fixed assets consisted of the following:


                                        December 31
                                     ------------------
                                       1997      1996
                                     --------  --------

     Land                            $  7,103  $  6,845
     Peat reserves and bog costs       49,146    48,887
     Buildings and improvements        21,915    14,778
     Machinery and equipment           27,691    22,785
     Construction in progress           7,010     2,744
                                     --------  --------
                                      112,865    96,039
     Less-Accumulated depreciation
       and depletion                   20,459    14,169
                                     --------  --------

                                     $ 92,406  $ 81,870
                                     ========  ========

6.  Financial Instruments and Risk Management
    -----------------------------------------

Sun Gro has entered into forward exchange contracts and options for hedging future anticipated expenses denominated in Canadian dollars. As of December 31, 1997, Sun Gro has no forward exchange contracts and options outstanding. As of December 31, 1996, Sun Gro held call options totaling Cdn. $29,700, each in the amount of Cdn. $3,300 per month expiring at the end of each month with the last one expiring on September 30, 1997. The premium paid was U.S. $264, which was amortized over the life of the hedged transactions. As of December 31, 1995, Sun Gro held a call option for Cdn. $25,000. On June 20, 1996, Sun Gro sold the unexercised balance of this option of Cdn. $12,000 for proceeds of U.S. $364 and recorded a gain of U.S. $158 representing the excess of the proceeds over the unamortized premium. Amortization expense of the premiums paid in connection with the call options was $255 and $363 for the years ended December 31, 1997 and 1996, respectively.


7.  Revolving Lines of Credit
    -------------------------

On August 4, 1995, the Company entered into a new revolving loan agreement, as amended on December 16, 1997, providing for a line of credit equal to the lesser of $75 million or a percentage of accounts receivable and inventory balances as stipulated in the agreement. Borrowings under this line bear interest at rates approximating the U.S. prime rate plus 1.5 percent or the Eurodollar rate plus
2.5 percent. The line of credit is secured by substantially all of the assets and common stock of Hines and Sun Gro-U.S. as well as a pledge of 66% of the common stock of Sun Gro-Canada. The agreement contains covenants that, among other matters, establish minimum interest coverage and maximum leverage ratios and minimum earnings and maximum capital expenditure amounts. The average daily amount of the unused portion of the line of credit is subject to a commitment fee of 0.5 percent per annum. The line of credit expires on December 31, 2000.

On December 16, 1997 the Company entered into another revolving loan agreement providing for a line of credit equal to the lesser of $10 million or a percentage of accounts receivable and inventory balances as stipulated in the agreement. Borrowings under this line bear interest at rates approximating the U.S. prime rate plus 0.75 percent or the Eurodollar rate plus 2.25 percent. The line of credit is secured by substantially all of the assets of Hines II. The agreement contains covenants, which, among other matters, establish minimum interest coverage and maximum leverage ratios and minimum earnings and maximum capital expenditure amounts. The average daily amount of the unused portion of the line of credit is subject to a commitment fee of 0.5 percent per annum. The line of credit expires on December 31, 2002.

The weighted average interest rate on borrowings outstanding under the Company's revolving lines of credit as of December 31, 1997 and 1996 was approximately 8.4% and 9.0%, respectively.


8.  Long-term Debt
    --------------


                                                                December 31
                                                            -------------------
                                                              1997       1996
                                                            --------   --------
Acquisition term loan, interest at the bank's
reference rate (8.5 percent per annum at
December 31, 1997) plus 1.25 percent or
the Eurodollar rate plus 2.75 percent per annum.
Principal payments due quarterly beginning
March 31, 2000 through 2002 ranging from
$300 to $600 as specified in the loan agreement,
with all remaining principal due on
December 31, 2002, secured by inventory
and fixed assets.                                           $ 12,000         -

Convertible subordinated promissory note, interest
at 6 percent per annum. Principal due
December 16, 2005.                                             1,000         -

Senior term debt, interest at the bank's reference rate (8.5 percent per annum at December 31, 1997)
plus 1.5 percent or the Eurodollar rate plus 2.5 percent per annum. Principal payments due on


June 30, September 30 and December 31 through
2000 ranging from $500 to $3,250 as specified in the
loan agreement, secured by inventories and fixed assets.      17,000    21,500

Senior subordinated notes, Series B, interest at
11.75 percent per annum payable semi-annually
on each June 30 and December 31, maturing on
October 15, 2005.                                            120,000   120,000

Note payable; interest at 10 percent per annum,
non recourse, secured by specified real property,
monthly interest payments only until June 1, 1992,
blended payments of $81 per month from July 1, 1992
through June 1, 2005, with all remaining principal
due on June 28, 2005.                                          7,999     8,162

Note payable; interest at 10 percent per annum,
until June 1, 1995, and 11.75 percent, thereafter,
non recourse, secured by specified real property,
monthly interest payments only until June 1, 1992,
blended payments of $77 per month for 36 months
commencing July 1, 1992, with blended payments
of $88 per month from July 1, 1995, through
June 1, 2005, with all remaining principal due on
June 27, 2005.                                                 7,693     7,833

Capital lease obligations and equipment financing
contracts due at various dates through 1999,
secured by leased equipment.                                      64       171
                                                            --------  --------

                                                             165,756   157,666
Less-Current portion                                           5,400     4,897
                                                            --------  --------
                                                            $160,356  $152,769
                                                            ========  ========

The convertible subordinated promissory note may be optionally prepaid by the Company without premium or penalty upon occurrence of an initial public offering of common stock or sale of the Company. Upon and at any time after the occurrence of an initial public offering of common stock, the holder may convert all (but not less than all) of the principal amount outstanding under the note into shares of common stock at the offering price of the common stock in such offering (net of any sales or underwriting commissions).

Estimated principal maturities of long-term debt outstanding at December 31, 1997 are as follows:

     1998                                           $  5,400
     1999                                              5,874
     2000                                              6,919
     2001                                                465
     2002                                                387
     Thereafter                                      146,711
                                                    --------
                                                    $165,756
                                                    ========

The Senior Subordinated Notes were issued by Hines and are redeemable, in whole or in part, at the option of the Company, on or after October 15, 2000 at prices specified by the indenture agreement (105.875% as a percentage of the principal amount thereof in 2000 to 100.000% in 2004). In addition, prior to October 15, 1998, the Company, at its option, may redeem the notes, in part, with the net proceeds of one or more public equity offerings at prices specified by the indenture agreement (109.139% in 1998), provided, however, that after any such redemption the aggregate principal amount of notes outstanding must equal at least 65 percent of the aggregate principal amount of notes originally issued. Upon a change of control, each holder will have the right to require the Company to repurchase such holder's notes at a price equal to 101 percent of the principal amount thereof plus accrued interest, if any, to the date of repurchase. The notes are unsecured and subordinated to all existing and future senior debt and unconditionally guaranteed on a senior subordinated basis by Holdings and Sun Gro-U.S.

The indenture governing the Senior Subordinated Notes imposes certain limitations on the ability of Hines and Sun Gro-U.S. to, among other things, incur additional indebtedness, pay dividends or make certain other restricted payments and consummate certain asset sales. In addition, Hines must also meet certain specified financial covenants related to its Senior Term Debt.


9.   Commitments
     -----------

The Company leases certain land, office and warehouse facilities under various renewable long-term operating leases, which expire through 2010. Certain of these leases include escalation clauses based upon changes in the consumer price index and/or the fair rental value of leased land. One of the operating land leases requires the Company to pay rent equal to the greater of 2.25 percent, increasing to 3 percent by the year 2010, of the sales derived from the related land or a minimum per acre amount as defined in the agreement. Two of the operating land leases provide the Company with the option to purchase the property at the appraised fair value through 1997 or to renew the leases, effective June, 1997, at the fair rental value for periods of five to twenty-five years. Total rent expense under these operating lease agreements for the years ended December 31, 1997, 1996 and 1995 was $1,684, $1,302 and $1,068,
respectively.

As of December 31, 1997, the Company's future minimum annual payments under its non-cancelable operating leases are as follows:


     1998                                           $ 3,200
     1999                                             2,810
     2000                                             2,605
     2001                                             2,154
     2002                                             1,325
     Thereafter                                       6,354
                                                    -------
                                                    $18,448
                                                    =======

10.  Contingencies
     -------------

From time to time, the Company is involved in various disputes and litigation matters, which arise in the ordinary course of business. The litigation process is inherently uncertain and it is possible that the resolution of these disputes and lawsuits may adversely affect the Company. Management believes, however, that the ultimate resolution of such matters will not have a material adverse impact on the Company's consolidated financial position or results of operations.


11.  Redeemable Preferred Stocks
     ---------------------------

On August 4, 1995, Holdings issued $10 million of 12 percent cumulative redeemable senior preferred stock (the Senior Preferred Stock) and $20 million of 12 percent cumulative redeemable junior preferred stock (the Junior Preferred Stock). The Senior Preferred Stock is redeemable on December 31, 2006, and is non-voting. Holdings has the option to redeem all or any portion of the Senior Preferred Stock at any time prior to the scheduled redemption date. Upon redemption, Holdings is obligated to pay the holder a $1,000 liquidation value for each share of Senior Preferred Stock plus any accrued but unpaid dividends.

The Junior Preferred Stock is redeemable on January 1, 2007. Holdings has the option to redeem all or any of the Junior Preferred Stock at any time prior to the scheduled redemption date. Upon redemption, Holdings is obligated to pay the holder a $1 liquidation value for each share of Junior Preferred Stock plus any accrued but unpaid dividends. The holders of the Junior Preferred Stock are allowed to vote (one vote for each share) in the election of Holding's directors, but not in any other matters. Holdings is prevented, without prior consent from a majority of the holders of the Senior and Junior Preferred Stock, from redeeming, repurchasing or otherwise acquiring any junior securities or paying or declaring any dividends on any junior securities without first paying the full amount of any preferred stock dividends accrued but not paid.

In June 1996, Holdings issued an additional 596,640 shares of Junior Preferred Stock and 283,360 shares of common stock to certain employees for cash of $283 and promissory notes totaling $597. The promissory notes bear interest at a rate of 6% per annum, compounded annually. The principal amount, together with all accrued and unpaid interest thereon, will be due and payable in three equal installments on March 31, 1996, 1997 and 1998, or earlier upon an event of default under the promissory note or in certain other limited events. In December 1996, 20,340 shares of the Junior Preferred Stock and 9,660 shares of the common stock were redeemed and the promissory note relating to this stock, in the amount of $20, was cancelled and $10 in cash was paid. The outstanding promissory note balance of $385 at December 31, 1996 relating to the issuance of Junior Preferred Stock is recorded as a deduction from Cumulative Redeemable Junior Preferred Stock in the consolidated Balance Sheets.

On November 27, 1996, Holdings issued an additional $20 million of Senior Preferred Stock with warrants to purchase 830,000 shares of Holdings common stock at an exercise price of $.01 per share during a period which expires at the earlier of (i) ten years from date of issuance (ii) a qualified public offering or (iii) the sale of the Company. An amount approximating the fair value of the stock of $830 was allocated to the warrants at the date of issuance and is being accreted using the interest method over the period from issuance until redemption first becomes available to the holder of the stock.

During the year ended December 31, 1997, Holdings issued an additional 400,020 shares of Junior Preferred Stock and 289,980 shares of common stock to certain employees for cash of $63 and promissory notes totaling $627. The promissory notes bear interest at a rate of 6% per annum, compounded annually. The principal amount, together with all accrued and unpaid interest thereon, will be due and payable in equal installments over a period of one to five years from March 31, 1998 through March 31, 2001, or earlier upon an event of default under the promissory note or in certain other limited events. In May 1997, 50,850 shares of the Junior Preferred Stock and 24,150 shares of the common stock were redeemed and the promissory note relating to this stock, in the amount of $25, was cancelled and $50 was paid in cash. The outstanding promissory note balance of $533 at December 31,1997 relating to the issuance of Junior Preferred Stock is recorded as a deduction from Cumulative Redeemable Junior Preferred Stock in the consolidated Balance Sheets.

On December 16, 1997, Holdings issued an additional $9.5 million of Senior Preferred Stock with warrants to purchase 283,051 shares of Holdings common stock at an exercise price of $.01 per share during a period which expires at the earlier of (i) ten years from the date of issuance (ii) a qualified public offering or (iii) the sale of the Company. An amount approximating the fair value of the stock of $283 was allocated to the warrants at the date of issuance and is being accreted using the interest method over the period from issuance until redemption first becomes available to the holder of the stock.

12.  Income Taxes
     ------------

The components of income (loss) from continuing operations before provision for income taxes and the provision for income taxes consisted of the following:


                                             December 31
                                      -------------------------
                                       1997     1996      1995
                                      ------   -------   ------
Income (loss) before income taxes:
     U.S.                             $8,321   $ 1,902   $8,787
     Foreign                             972    (1,058)    (346)
                                      ------   -------   ------
                                      $9,293   $   844   $8,441
                                      ======   =======   ======

Current:
     Federal                              --       264      942
     State                                10        34       81
     Foreign                              --        --       92
                                      ------   -------   ------
                                          10       298    1,115
                                      ------   -------   ------
Deferred:
     Federal                           3,345       456    1,276
     State                               698        74      197
     Foreign                            (537)     (192)     262
                                      ------   -------   ------
                                       3,506       338    1,735
                                      ------   -------   ------

                                      $3,516   $   636   $2,850
                                      ======   =======   ======

The reported provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 34 percent to income before provision for income taxes for the years ended December 31, 1997, 1996 and 1995, as follows:


                                                 December 31
                                          ------------------------
                                           1997     1996     1995
                                          ------   ------   ------

Provision computed at statutory rate      $3,161   $  287   $2,870
Increase (decrease) resulting from:
     State tax, net of federal benefit       433       71      278
     Foreign taxes                           (63)     (95)     (38)
     Goodwill                                (93)    (127)    (217)
     Meals and entertainment                 113      100       92
     Change in valuation allowance            --      328       --
     Other                                   (35)      72     (135)
                                          ------   ------   ------

                                          $3,516   $  636   $2,850
                                          ======   ======   ======

Deferred tax assets (liabilities) are comprised of the following at December 31, 1997 and 1996:



                                                  December 31
                                              -------------------
                                                1997       1996
                                              --------   --------
Deferred tax assets:
     Deferred expenses                        $  1,210   $  1,116
     Capital loss carryforwards                    660        618
     Deferred currency loss                        304         --
     Net operating loss carryforwards           14,417     14,732
     Investment tax credit carryforwards           384        439
     Other                                         650        156
     Valuation allowance                        (3,166)    (2,916)
                                              --------   --------
Gross deferred tax assets                       14,459     14,145
                                              --------   --------

Deferred tax liabilities:
     Accrual to cash adjustment                (36,280)   (31,567)
     Deferred currency gain                       (235)      (533)
     Fixed asset basis differences             (15,255)   (15,318)
     Investment in foreign subsidiary           (1,749)    (1,178)
     Other                                      (2,094)    (2,957)
                                              --------   --------
Gross deferred tax liabilities                 (55,613)   (51,553)
                                              --------   --------

Net deferred tax liability                     (41,154)   (37,408)
                                              --------   --------

Deferred income tax liability, current         (35,151)   (31,402)

Deferred income tax liability, non-current      (6,003)    (6,006)
                                              --------   --------

                                              $(41,154)  $(37,408)
                                              ========   ========

At December 31, 1997 the Company, had approximately $35,657 in net operating loss carryforwards for federal income tax reporting purposes. The Company's federal net operating losses begin to expire in 2005.

Included in the valuation allowance is $1.4 million that relates to the deferred tax assets recorded from acquisitions. Any tax benefits subsequently recognized for these deferred tax assets will be allocated to goodwill.

At December 31, 1997, Sun Gro-Canada had capital loss carryforwards, net operating loss carryforwards and investment tax credits of approximately Cdn. $2,096 (U.S. $1,466), Cdn. $7,247 (U.S. $5,070) and Cdn. $549 (U.S. $384),
respectively, related to Sun Gro-Canada. Their use is limited to future taxable earnings of Sun Gro-Canada. A substantial valuation allowance has been recorded against the deferred tax assets associated with the capital loss carryforwards and the investment tax credits. The capital loss may be carried forward indefinitely and the net operating loss carryforwards and the investment tax credits expire as follows (Canadian dollars):



                                           Net         Investment
                                        Operating         Tax
Year of Expiration                       Losses         Credits
------------------                      ---------      ----------

       1998                               $6,013          $ 90
       1999                                   --           165
       2000                                  713           150
       2001                                   --           123
       2002                                  521            21
       2003                                   --            --
                                          ------          ----

                                          $7,247          $549
                                          ======          ====

13.  Employee Benefit Plans
     ----------------------

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

The total expense related to these plans was $284, $395 and $368 for the years ended December 31, 1997, 1996 and 1995, respectively.


14.  Related Party Transactions
     --------------------------

During the year ended December 31, 1995, Hines and Sun Gro paid management fees of $789 to certain individuals who through affiliates were the former owners of the Company. During 1995, Hines and Sun Gro paid a total of $140 to these individuals to cover administrative expenses incurred by these individuals for office space. These expenses are included in general and administrative expenses in the accompanying financial statements.

During the year ended December 31, 1995, the Company entered into an agreement to receive financial advisory services from a company controlled by a former minority shareholder. Under the terms of the consulting agreement, the Company agreed to pay a financial advisory fee equal to a percent of the amount by which the value of the common stock of Agri Holdings, Inc., a former subsidiary of Holdings, exceeded $2.5 million upon the occurrence of a change of control (as defined in the agreement). As a result of the shareholder transaction described in Note 21, the Company paid $3.3 million to this related party under the terms of this agreement.

15.  Discontinued Operations
     -----------------------

Sun Gro incorporated its Green Cross division as a wholly-owned subsidiary, Green Cross Garden Products, Ltd. (GCGP), effective May 31, 1994. Immediately thereafter, Sun Gro adopted a plan to discontinue operations of GCGP and entered into an asset purchase agreement with Monsanto Canada, Ltd. (Monsanto). In accordance with the agreement, Sun Gro agreed to sell to Monsanto the operating assets of GCGP on January 4, 1995, for an amount equal to $15,800 Cdn. ($11,262 U.S. at December 31, 1994), which resulted in the recognition of a gain in the amount of $3,307, net of estimated taxes of $1,564.


16.  Extraordinary Losses
     --------------------

During 1995, as a result of retiring long-term debt prior to maturity, the Company recorded an extraordinary loss of $4,272 less the related estimated income tax benefit of $1,759. The loss was comprised primarily of unamortized deferred financing costs and prepayment fees.

In 1993, Sun Gro entered into a combined interest rate and currency swap related to its former subordinated debt, which was denominated in Canadian dollars. As a result of the change in ownership described in Note 21, this agreement was terminated and a fee of $1,030 was paid, which is included as a component of extraordinary loss in 1995.


17.  Supplemental Cash Flow Information
     ----------------------------------

Supplemental disclosure of non-cash investing and financing activities were as follows:

                                                December 31
                                         -------------------------
                                          1997     1996     1995
                                         -------  -------  -------

     Fair value of assets acquired       $22,069  $31,822  $20,993
     Liabilities assumed and incurred      2,437    9,907   17,495
                                         -------  -------  -------

     Cash paid                           $19,632  $21,915  $ 3,498
                                         =======  =======  =======

During the year ended December 31, 1995, minority shareholders exchanged their shares of common stock in Hines and Sun Gro for $27,953 of common stock of the Company.

On October 20, 1997, the Company issued to Madison Dearborn Capital Partners, L.P., the controlling stockholder of the Company, a demand note, in an aggregate principal amount of $2,500,000. On December 16, 1997, this demand note was subsequently exchanged for Senior Preferred stock and warrants of the Company, as discussed in Note 11.


18.  Fair Values of Financial Instruments
     ------------------------------------

The Company in estimating its fair value disclosures for financial instruments used the following methods and assumptions:

     Cash
     ----

The carrying amount reported in the balance sheet for cash approximates its fair value.

     Short-term and Long-term Debt
     -----------------------------

The fair value of the senior subordinated notes is based on the closing price of the debt securities at December 31, 1997 and 1996. The carrying amount of the Company's other long-term debt approximates its fair value based upon borrowing rates currently available to the Company. The carrying amount of the short-term debt approximates the fair value based on the short-term maturity of the instrument.

     Redeemable Preferred Stock
     --------------------------

The fair value of the redeemable preferred stock approximates its carrying value, as the stock was recently issued.

     Off-Balance Sheet Instruments
     -----------------------------

The fair values associated with the foreign exchange contracts and foreign currency options have been estimated based on broker quotes and published foreign currency market rates.

The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996 are as follows:



                                                           December 31
                                            ------------------------------------------
                                                     1997                 1996
                                            --------------------  --------------------
                                            Carrying  Estimated   Carrying  Estimated
                                             Amount   Fair Value   Amount   Fair Value
                                            --------  ----------  --------  ----------

     Cash                                   $  2,543    $  2,543  $    631    $    631
     Short-term debt                          43,102      43,102    29,357      29,357


     Long-term debt (including
        current portion)                      165,756     177,756   157,666     167,266
     Redeemable preferred
        stock                                  70,682      70,682    54,525      54,525

Off-Balance Sheet Financial Instruments:

     Forward currency
        call options                         $     --    $     --  $    255    $     29


19.  Valuation and Qualifying Accounts

For the years ended December 31, 1997, 1996 and 1995, activity with respect to the Company's allowance for doubtful accounts receivable is summarized as follows:


                                   December 31
                            ------------------------
                             1997     1996     1995
                            ------   ------   ------

Beginning balance           $1,019   $1,165   $  622
     Charges to expense        474      225      678
     Amounts written off      (300)    (371)    (135)
                            ------   ------   ------

Ending balance              $1,193   $1,019   $1,165
                            ======   ======   ======

20.  Geographic Information

Geographic information for the years ended December 31, 1997, 1996 and 1995, is summarized as follows:

                                                  December 31
                                           -------------------------------
                                             1997        1996       1995
                                           ---------   --------   --------
Net Sales:
     United States
        Sales to unaffiliated customers    $ 191,150   $155,136   $148,355
     Canada
        Sales to unaffiliated customers       10,106      9,187      8,554
        Transfers to other geographic
           areas                              13,852     14,531     16,530
     Eliminations                           ( 13,852)   (14,531)   (16,530)
                                           ---------   --------   --------

                                           $ 201,256   $164,323   $156,909
                                           =========   ========   ========




Operating income:
     United States         $ 28,637       $ 21,379        $ 24,438
     Canada                   2,461            545           1,834
     Eliminations                --             --              --
                           --------       --------        --------

                           $ 31,098       $ 21,924        $ 26,272
                           ========       ========        ========

Total assets:
     United States         $241,679       $196,579        $154,486
     Canada                  54,174         54,689          58,489
     Eliminations           (27,034)       (23,753)        (24,431)
                           --------       --------        --------

                           $268,819       $227,515        $188,544
                           ========       ========        ========

Export sales from the United States totaled $7,872, $6,780 and $6,244 for the years ended December 31, 1997, 1996 and 1995, respectively.


21.  Shareholder Transaction
     -----------------------

On August 4, 1995, Madison Dearborn Capital Partners, L.P. (MDCP) and certain members of management who were minority shareholders of Hines and its subsidiaries (the Management Shareholders) became owners of Holdings in a transaction in connection with which (i) Hines, Sun Gro-U.S. and Sun Gro-Canada first each became wholly-owned (direct or indirect) subsidiaries of the Company through the exchange by the Management Shareholders and other investors of their minority interests therein for stock of the Company, (ii) MDCP and the Management Shareholders became the sole shareholders of Holdings through a merger in which the shareholders of the Company (other than the Management Shareholders) exchanged their shares for cash, (iii) certain assets were sold to or acquired from entities owned by certain of the current and/or former shareholders of the Company and (iv) Hines, Sun Gro-U.S. and Sun Gro-Canada incurred $35.8 million of indebtedness under the Bank Credit Agreement and Hines incurred $110 million of indebtedness under a senior subordinated credit facility, which indebtedness together with MDCP's equity investment was used to pay off certain existing indebtedness of the Company, to pay the consideration owing to the shareholders of the Company who exchanged their shares for cash in the merger, and to pay related fees and expenses. On October 19, 1995, Hines refinanced the $110 million indebtedness under the senior subordinated credit facility referred to above and reduced the balance outstanding on its revolving lines of credit by issuing $120 million of Senior Subordinated Notes due in 2005.

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


22.  Guarantor/Non-guarantor Disclosures
     -----------------------------------

The 11.75% Senior Subordinated Notes issued by Hines Horticulture (the issuer) have been guaranteed by Holdings (the parent guarantor) and by Sun Gro-U.S. (the subsidiary guarantor). The issuer and the subsidiary guarantor are wholly-owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional, and joint and several. Separate financial statements of Hines and Sun Gro-U.S. are not presented and Hines and Sun Gro-U.S. are not filing separate reports under the Securities Exchange Act of 1934 because management believes that they would not be material to investors. The Senior Subordinated Notes are not guaranteed by Hines II, Sun Gro-Canada or their respective present or future subsidiaries.

The following condensed consolidating information shows (a) Holdings on a parent company basis only as the parent guarantor (carrying its investment in subsidiary under the equity method), (b) Hines as the issuer (carrying its investment in its subsidiary under the equity method), (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Hines II and Sun Gro-Canada as subsidiary non-guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis as follows:

     .  Condensed consolidating balance sheets as of December 31, 1997 and 1996;

     . Condensed consolidating statements of income and condensed consolidating statements of cash flows for the years ended December 31, 1997, 1996 and 1995.

  Consolidating Condensed Balance Sheet
  As of December 31, 1997
  (Dollars in thousands)

                                                                      Sun Gro Canada
                                   Hines                   Sun Gro     & Hines II
                                  Holdings    Hines          U.S.     (Subsidiary
                                  (Parent    Horticulture  (Subsidiary     Non-                    Consolidated
                                  Guarantor)  (Issuer)     Guarantor)   Guarantors)  Eliminations     Total
                                  -----------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
 Cash                             $      -   $    941       $     0     $ 1,602       $      -     $   2,543
 Accounts receivable, net                -      6,253        10,188       4,128              -        20,569
 Inventories                             -     97,202         2,162       6,643              -       108,007
 Prepaid expenses and other
   current assets                        -        842           536         580              -         1,958
 Deferred income taxes                   -         50           804         169         (1,023)            -
                                  --------------------------------------------------------------------------
            Total current assets         -    105,288        13,690      13,122         (1,023)      131,077
                                  --------------------------------------------------------------------------
FIXED ASSETS, net                        -     38,851         4,242      49,313              -        92,406
DEFERRED FINANCING EXPENSES, net         -      4,612           247       1,618              -         6,477
GOODWILL, net                            -     24,021             -      14,838              -        38,859
DEFERRED INCOME TAXES                   16     10,163             -           -        (10,179)            -
INVESTMENTS IN SUBSIDIARIES         55,596      8,925         7,832           -        (72,353)            -
                                  --------------------------------------------------------------------------
                                  $ 55,612   $191,860       $26,011     $78,891       $(83,555)    $ 268,819
                                  ==========================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                 $      -    $  4,041      $ 1,117     $ 2,888       $      -     $  8,046
 Accrued liabilities                     3       1,971        1,930       1,405              -        5,309
 Accrued payroll and benefits            -       4,930          887         704              -        6,521
 Long-term debt, current portion         -       2,400            -       3,000              -        5,400
 Revolving line of credit                -      36,231        6,871           -              -       43,102
 Deferred income taxes                   -      36,096            0           78        (1,023)      35,151
 Other liabilities                       -           -         (224)         224             -            -
 Intercompany accounts              55,678     (75,804)      (1,308)      21,434             -            -
                                  -------------------------------------------------------------------------
       Total current liabilities    55,681       9,865        9,273       29,733        (1,023)     103,529
                                  -------------------------------------------------------------------------
LONG-TERM DEBT                       1,000     139,856            -       19,500             -      160,356
DEFERRED INCOME TAXES                    -       2,418        1,555       12,209       (10,179)       6,003
CUMULATIVE REDEEMABLE SENIOR
 PREFERRED STOCK                    43,967           -            -            -             -       43,967
CUMULATIVE REDEEMABLE JUNIOR
 PREFERRED STOCK                    26,715           -            -            -             -       26,715
SHAREHOLDERS' EQUITY
 Common stock                          105       3,971       11,413        9,500       (24,884)         105
 Accumulated accretion of cumulative
   redeemable preferred stock
   (in excess) less than additional
   paid-in capital                    (857)     21,364        5,889        1,777       (29,030)        (857)
 Notes receivable from stock sales    (366)         -             -            -             -         (366)
 Retained earnings (deficit)       (70,633)     14,386       (2,119)       6,172       (18,439)     (70,633)
  Total shareholders' equity      -------------------------------------------------------------------------
    (defict)                       (71,751)     39,721       15,183       17,449       (72,353)     (71,751)
                                  -------------------------------------------------------------------------
                                  $ 55,612    $191,860     $ 26,011     $ 78,891      $(83,558)    $268,819
                                  =========================================================================

  Consolidating Condensed Balance Sheet
  As of December 31, 1996
  (Dollars in thousands)



                                                                                      Sun Gro
                                              Hines                     Sun Gro        Canada
                                             Holdings      Hines          U.S.       (Subsidiary
                                             (Parent    Horticulture   (Subsidiary       Non-                     Consolidated
                                            Guarantor)     (Issuer)     Guarantor)   Guarantor)    Eliminations      Total
                                            ----------   -----------   -----------   -----------   ------------   ------------
ASSETS
CURRENT ASSETS:
 Cash                                      $      -         $    631      $    91       $   (91)      $      -       $    631
 Accounts receivable, net                         -            5,316        8,679         1,649              -         15,644
 Inventories                                      -           88,361        1,455         5,408              -         95,224
 Prepaid expenses and other current assets        -            1,074        1,027         1,112              -          3,213
 Deferred income taxes                            -               50          603             -           (653)             -
                                           --------         --------      -------       -------       --------       --------
                  Total current assets            -           95,432       11,855         8,078           (653)       114,712
                                           --------         --------      -------       -------       --------       --------
FIXED ASSETS, net                                 -           32,851        4,540        44,479              -         81,870
DEFERRED FINANCING EXPENSES, net                  -            5,020           43         1,289              -          6,352
GOODWILL, net                                     -           23,738            -           843              -         24,581
DEFERRED INCOME TAXES                             -           10,163            -             -        (10,163)             -
INVESTMENTS IN SUBSIDIARIES                  40,296           15,606        7,729             -        (63,631)             -
                                           --------         --------      -------       -------       --------       --------
                                           $ 40,296         $182,810      $24,167       $54,689       $(74,447)      $227,515
                                           ========         ========      =======       =======       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
 Accounts payable                           $     -         $  4,048      $ 1,426        $2,401       $      -       $  7,875
 Accrued liabilities                              -            2,718        2,190           719              -          5,627
 Accrued payroll and benefits                     -            4,270        1,318           369              -          5,957
 Long-term debt, current portion                  -            2,147            -         2,750              -          4,897
 Revolving line of credit                         -           24,201        5,156             -              -         29,357
 Deferred income taxes                            -           31,942            -           113           (653)        31,402
 Intercompany accounts                       56,671          (65,199)      (9,023)       17,551              -              -
                                           --------         --------      -------       -------       --------       --------
             Total current liabilities       56,671            4,127        1,067        23,903           (653)        85,115
                                           --------         --------      -------       -------       --------       --------
LONG-TERM DEBT                                    -          142,269            -        10,500              -        152,769
DEFERRED INCOME TAXES                             -            2,377        1,235        12,557        (10,163)         6,006
CUMULATIVE REDEEMABLE SENIOR
 PREFERRED STOCK                             30,921                -            -             -              -         30,921
CUMULATIVE REDEEMABLE JUNIOR
 PREFERRED STOCK                             23,604                -            -             -              -         23,604
SHAREHOLDERS' EQUITY
 Common stock                                   102            3,971       11,414                      (15,385)           102
 Additional paid-in capital                   5,600           21,364        5,793         1,777        (28,934)         5,600
 Notes receivable from stock sale              (192)               -            -             -              -           (192)
 Retained earnings (deficit)                (76,410)           8,702        4,658         5,952        (19,312)       (76,410)
                                           --------         --------      -------       -------       --------       --------
  Total shareholders' equity (deficit)      (70,900)          34,037       21,865         7,729        (63,631)       (70,900)
                                           --------         --------      -------       -------       --------       --------
                                           $ 40,295         $182,810      $24,167       $54,689       $(74,447)      $227,515
                                           ========         ========      =======       =======       ========       ========

     Consolidating Condensed Statement of Income
     For the year ended December 31, 1997
     (Dollars in thousands)

                                                                                          Sun Gro
                                                                                         Canada &
                                                   Hines                     Sun Gro     Hines II
                                                  Holding       Hines          U.S.     (Subsidiary
                                                  (Parent    Horticulture  (Subsidiary      Non-                   Consolidated
                                                 Guarantor)    (Issuer)     Guarantor)  Guarantors)  Eliminations      Total
                                                 ---------   ------------  -----------  -----------  ------------  ------------
SALES, NET                                         $  --       $126,193      $63,685      $25,320      $(13,852)     $201,256
COST OF GOODS SOLD                                    --         63,524       33,980       15,755       (13,852)       99,407
                                                   -----       --------      -------      -------      --------      --------
                                   Gross Profit       --         62,669       29,705        9,475            --       101,849
OPERATING EXPENSES                                    --         33,647       30,380        6,724            --        70,751
                                                   -----       --------      -------      -------      --------      --------
                               Operating income       --         29,022         (675)       2,751            --        31,098
                                                   -----       --------      -------      -------      --------      --------
OTHER EXPENSES:
    Interest                                          39         18,831          708        1,130            --        20,708
    Interest--intercompany                            --         (1,036)         889          147            --            --
    Other, net                                        --            739           48          310            --         1,097
                                                   -----       --------      -------      -------      --------      --------
                                                      39         18,534        1,645        1,587            --        21,805
                                                   -----       --------      -------      -------      --------      --------
Income (loss) before provision for income taxes      (39)        10,488       (2,320)       1,164            --         9,293
PROVISION FOR (RECOVERY OF) INCOME TAXES             (16)         4,196         (239)        (425)           --         3,516
                                                   -----       --------      -------      -------      --------      --------
NET INCOME (LOSS)                                  $ (23)      $  6,292      $(2,081)     $ 1,589      $     --      $  5,777
                                                   =====       ========      =======      =======      ========      ========

     Consolidating Condensed Statement of Income
     For the year ended December 31, 1996
     (Dollars in thousands)

                                                                                          Sun Gro
                                                   Hines                     Sun Gro       Canada
                                                  Holding       Hines          U.S.     (Subsidiary
                                                  (Parent    Horticulture  (Subsidiary      Non-                   Consolidated
                                                 Guarantor)    (Issuer)     Guarantor)  Guarantors)  Eliminations      Total
                                                 ---------   ------------  -----------  -----------  ------------  ------------
SALES, NET                                         $  --       $ 92,214      $62,922      $23,718      $(14,531)     $164,323
COST OF GOODS SOLD                                    --         45,650       33,544       16,149       (14,531)       80,812
                                                   -----       --------      -------      -------      --------      --------
                                   Gross Profit       --         46,564       29,378        7,569            --        83,511
OPERATING EXPENSES                                    --         26,393       28,170        7,024            --        61,587
                                                   -----       --------      -------      -------      --------      --------
                               Operating income       --         20,171        1,208          545            --        21,924
                                                   -----       --------      -------      -------      --------      --------
OTHER EXPENSES:
    Interest                                          --         18,420          536        1,184            --        20,140
    Interest--intercompany                            --           (672)         552          120            --            --
    Other, net                                      (208)         1,485          867          299        (1,503)          940
                                                   -----       --------      -------      -------      --------      --------
                                                    (208)        19,233        1,955        1,603        (1,503)       21,080
                                                   -----       --------      -------      -------      --------      --------
Income (loss) before provision for income taxes      208            938         (747)      (1,058)        1,503           844
PROVISION FOR (RECOVERY OF) INCOME TAXES              --            730           98         (192)           --           636
                                                   -----       --------      -------      -------      --------      --------
NET INCOME (LOSS)                                  $ 208       $    208      $  (845)     $  (866)     $  1,503      $    208
                                                   =====       ========      =======      =======      ========      ========

        Consolidating Condensed Statement of Income
        For the year ended December 31, 1995
        (Dollars in thousands)

                                                                                                Sun Gro
                                                           Hines                    Sun Gro     Canada
                                                          Holdings     Hines          U.S.    (Subsidiary
                                                          (Parent   Horticulture  (Subsidiary     Non-                  Consolidated
                                                         Guarantor)   (Issuer)     Guarantor)  Guarantor)   Eliminations   Total
                                                         -------------------------------------------------------------------------
SALES, NET                                               $            $87,222       $61,133     $25,084      $(16,530)    $156,909
COST OF GOODS SOLD                                             -       42,874        30,886      15,015       (16,530)      72,245
                                                         -------------------------------------------------------------------------
                                    Gross Profit               -       44,348        30,247      10,069             -       84,664
OPERATING EXPENSES                                             -       24,786        25,371       8,235             -       58,392
                                                         -------------------------------------------------------------------------
                                Operating income               -       19,562         4,876       1,834             -       26,272
                                                         -------------------------------------------------------------------------
OTHER EXPENSES:
 Interest                                                      -       11,031           486       1,757             -       13,274
 Interest - intercompany                                       -         (343)          284          59             -            -
 Other, net                                               (2,427)       1,021        (1,269)        364         6,868        4,557
                                                         -------------------------------------------------------------------------
                                                          (2,427)      11,709          (499)      2,180         6,868       17,831
                                                         -------------------------------------------------------------------------
Income (loss) before provision for income taxes,
 minority interest, income from discontinued
 operations and extraordinary loss                         2,427        7,853         5,375        (346)       (6,868)       8,441
PROVISION FOR INCOME TAXES                                     -        1,655           841         354             -        2,850
                                                         -------------------------------------------------------------------------
Income (loss) before minority interest, income
 from discontinued operations and
 extraordinary loss                                        2,427        6,198         4,534        (700)       (6,868)       5,591
MINORITY INTEREST IN EARNINGS OF
 SUBSIDIARIES                                                  -            -             -           -         3,958        3,958
                                                         -------------------------------------------------------------------------
Income (loss) before income from discontinued
 operations and extraordinary loss                         2,427        6,198         4,534        (700)      (10,826)       1,633
INCOME FROM DISCONTINUED OPERATIONS,
 net of tax                                                    -            -             -      (3,307)            -       (3,307)
                                                         -------------------------------------------------------------------------
Income (loss) before extraordinary loss                    2,427        6,198         4,534       2,607       (10,826)       4,940
Extraordinary loss, net of tax                                 -        1,101           176       1,236             -        2,513
                                                         -------------------------------------------------------------------------
NET INCOME (LOSS)                                        $ 2,427      $ 5,097       $ 4,358     $ 1,371      $(10,826)    $  2,427
                                                         =========================================================================


       Consolidating Condensed Statement of Cash Flows
       For the year ended December 31, 1997
       (Dollars in thousands)

                                                                                         Sun Gro Canada
                                            Hines                          Sun Gro         & Hines II
                                           Holdings         Hines            U.S.         (Subsidiary
                                           (Parent      Horticulture     (Subsidiary          Non-                      Consolidated
                                          Guarantor)      (Issuer)        Guarantor)      Guarantors)    Eliminations       Total
                                          -----------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:                    $(9,858)       $   2,483        $ (6,998)        $  6,965        $ 9,595        $   2,187
                                          -----------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                      -           (7,300)           (741)          (2,089)             -          (10,130)
  Sales proceeds                                -              154               -                -              -              154
  Acquisitions, net of cash                     -                -               -          (19,632)             -          (19,632)
  Proceeds from insurance claims                -            1,194               -                -              -            1,194
  Purchase of fixed assets from insurance
   claims proceeds                              -           (1,324)              -                -              -           (1,324)
                                          -----------------------------------------------------------------------------------------
    Net cash used in investing activities       -           (7,276)           (741)         (21,721)             -          (29,738)
                                          -----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Borrowings on revolving line of credit        -          153,378          66,810                -              -          220,188
  Repayments on revolving line of credit        -         (141,348)        (65,095)               -              -         (206,443)
  Intercompany advances (repayments)            7          (10,605)         10,893             (295)             -                -
  Proceeds from the issuance of
   long-term debt                               -                -               -           12,000              -           12,000
  Repayments of long-term debt                  -           (2,160)              -           (2,750)             -           (4,910)
  Deferred financing costs                      -             (331)           (257)            (635)             -           (1,223)
  Dividends received (paid)                     -            6,169          (6,169)               -              -                -
  Repurchase and retirement of stock          (75)               -               -                -              -              (75)
  Issuance of preferred and common stock    9,926                -              95            9,500         (9,595)           9,926
                                          -----------------------------------------------------------------------------------------
    Net cash provided by (used in)
     financing activities                   9,858            5,103           6,277           17,820         (9,595)          29,463
                                          -----------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                 -              310          (1,462)           3,064              -            1,912
CASH, beginning of year                         -              631               -                -              -              631
                                          -----------------------------------------------------------------------------------------
CASH, end of year                         $     -        $     941        $ (1,462)        $  3,064        $     -        $   2,543
                                          =========================================================================================

       Consolidating Condensed Statement of Cash Flows
       For the year ended December 31, 1996
       (Dollars in thousands)

                                           Hines                           Sun Gro       Sun Gro Canada
                                          Holdings          Hines            U.S.         (Subsidiary
                                          (Parent       Horticulture     (Subsidiary          Non-                     Consolidated
                                         Guarantor)       (Issuer)        Guarantor)      Guarantor)     Eliminations      Total
                                         -------------------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:                    $  (577)        $ (8,963)        $   884         $ 3,084         $ 4,016         $ (1,556)
                                          -----------------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                      -           (5,761)         (1,446)         (1,370)              -           (8,577)
  Acquisitions, net of cash acquired            -          (21,915)              -               -               -          (21,915)
                                          -----------------------------------------------------------------------------------------
    Net cash used in investing
     activities                                 -          (27,676)         (1,446)         (1,370)              -          (30,492)
                                          -----------------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from (repayments on)
   revolving line of credit                     -           12,388           4,276               -               -           16,664
  Repayments of long-term debt                  -           (2,459)              -          (1,750)              -           (4,209)
  Deferred financing costs                      -              (87)            (44)           (122)              -             (253)
  Dividends received (paid)                     -            7,427          (7,427)              -               -                -
  Repurchase and retirement of stock         (280)               -               -               -               -             (280)
  Issuance of preferred and
   common stock                            20,612                -           4,016               -          (4,016)          20,612
  Intercompany                            (19,755)          19,820            (132)             67               -                -
  Other                                         -                -             (36)              -               -              (36)
                                          -----------------------------------------------------------------------------------------
    Net cash provided by (used in)
     financing activities                     577           37,089             653          (1,805)         (4,016)          32,498
                                          -----------------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                 -              450              91             (91)              -              450
CASH AND CASH EQUIVALENTS, beginning
   of year                                      -              181               -               -               -              181
                                          -----------------------------------------------------------------------------------------
CASH, end of year                         $     -         $    631         $    91         $   (91)        $     -         $    631
                                          =========================================================================================

       Consolidating Condensed Statement of Cash Flows
       For the year ended December 31, 1995
       (Dollars in thousands)

                                                                                            Sun Gro
                                           Hines                           Sun Gro           Canada
                                          Holdings          Hines            U.S.         (Subsidiary
                                          (Parent       Horticulture     (Subsidiary          Non-                      Consolidated
                                         Guarantor)       (Issuer)        Guarantor)      Guarantors)    Eliminations       Total
                                         ----------     ------------     -----------     --------------  ------------   ------------
CASH PROVIDED BY (USED IN)
 OPERATING ACTIVITIES:                    $  4,000       $  10,608         $(6,649)         $  5,807       $(4,000)       $   9,766
                                          --------       ---------         -------          --------       -------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                       -          (2,970)         (1,007)           (2,290)            -           (6,267)
  Acquisitions, net of cash acquired             -          (3,498)              -                 -             -           (3,498)
                                          --------       ---------         -------          --------       -------        ---------
    Net cash used in investing activities        -          (6,468)         (1,007)           (2,290)            -           (9,765)
                                          --------       ---------         -------          --------       -------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from  (repayments on)
   revolving line of credit                      -          (3,987)         (1,698)                -             -           (5,685)
  Proceeds from the issuance of
   long-term debt                                -         240,000               -            15,000             -          255,000
  Repayments of long-term debt                   -        (146,799)              -           (17,768)        4,000         (160,567)
  Deferred financing costs                       -          (8,257)              -            (1,576)            -           (9,833)
  Repurchase and retirement of stock       (91,833)              -               -                 -             -          (91,938)
  Issuance of preferred and common stock    11,673               -               -                 -             -           11,673
  Intercompany                              76,426         (85,019)          7,583             1,010             -                -
  Other                                       (161)              2             346            (1,307)            -           (1,120)
                                          --------       ---------         -------          --------       -------        ---------
    Net cash provided by (used in)
      financing activities                  (4,000)         (4,060)          6,231            (4,641)        4,000           (2,470)
                                          --------       ---------         -------          --------       -------        ---------

NET INCREASE (DECREASE) IN CASH                  -              80          (1,425)           (1,124)            -           (2,469)
CASH AND CASH EQUIVALENTS,
 beginning of year                               -             101           1,425             1,124             -            2,650
                                          --------       ---------         -------          --------       -------        ---------
CASH AND CASH EQUIVALENTS, end of year    $      -       $     181         $     -          $      -       $     -        $     181
                                          ========       =========         =======          ========       =======        =========