Form 10-Q
period 1998-03-31
HINES HOLDINGS INC
filed 1998-05-06
CIK 1003619

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                   FORM 10-Q


                                  (Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934
                      For the quarter ended March 31, 1998

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934
  For the transition period from___________________ to _____________________

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

                                (949) 559-4444
             (Registrant's telephone number, including area code)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes [X]  No [_]

     As of April 30, 1998 there were 10,492,014 shares of Common Stock, par value $0.01 per share, outstanding.

================================================================================

                             HINES HOLDINGS, INC.

                                     Index

                         Part I. Financial Information



Item 1.   Financial Statements                                          Page No.
                                                                        --------

          Condensed Consolidated Balance Sheets as of
          December 31, 1997 and March 31, 1998                             1

          Condensed Consolidated Statements of Operations and
          Deficit for the Three Months Ended March 31, 1997
          and 1998                                                         3

          Condensed Consolidated Statements of Cash Flows for the
          Three Months Ended March 31, 1997 and 1998                       4

          Notes to the Condensed Consolidated Financial Statements         5

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                       12

Item 3.   Quantitative and Qualitative Disclosures About Market
          Risk                                                            19


                          Part II. Other Information


Item 2.   Changes in Securities                                           19

Item 6.   Exhibits and Reports on Form 8-K                                19

          Signature                                                       20


Note: Items 1, 3, 4 and 5 of Part II are omitted because they are not applicable.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 1997 and March 31, 1998


                    ASSETS                       December 31, 1997       March 31, 1998
                    ------                                                 (unaudited)
                                                 -----------------       --------------
                                                         (Dollars in thousands)
CURRENT ASSETS:
   Cash                                                   $  2,543             $  2,195
   Accounts receivable, net of allowance for
      doubtful accounts of $1,193 and $1,263                20,569               51,130
   Inventories                                             106,007              115,674
   Prepaid expenses and other current assets                 1,958                1,741
                                                 -----------------       --------------
                      Total current assets                 131,077              170,740
                                                 -----------------       --------------
FIXED ASSETS, net of accumulated depreciation
   and depletion of $20,459 and $22,312                     92,406               93,046

DEFERRED FINANCING EXPENSES, net of
   accumulated amortization of $2,332 and $2,655             6,477                6,154

ESCROW DEPOSIT - Lakeland Acquisition                            -                  708

GOODWILL, net of accumulated amortization
   of $1,474 and $1,768                                     38,859               38,565
                                                 -----------------       --------------
                                                          $268,819             $309,213
                                                 =================       ==============


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                     December 31, 1997 and March 31, 1998


    LIABILITIES AND SHAREHOLDERS' DEFICIT
    -------------------------------------                       December 31, 1997        March 31, 1998
                                                                                           (unaudited)
                                                                -----------------        --------------
                                                                (Dollars in thousands except share data)
CURRENT LIABILITIES:
   Accounts payable                                                        $8,046               $17,072
   Accrued liabilities                                                      5,309                 9,251
   Accrued payroll and benefits                                             6,521                 4,806
   Long-term debt, current portion                                          5,400                 5,400
   Revolving line of credit                                                43,102                66,276
   Deferred income taxes                                                   35,151                34,904
                                                                -----------------        --------------
                 Total current liabilities                                103,529               137,709
                                                                -----------------        --------------

LONG-TERM DEBT                                                            160,356               160,268

DEFERRED INCOME TAXES                                                       6,003                 6,274

COMMITMENTS AND CONTINGENCIES

CUMULATIVE REDEEMABLE SENIOR PREFERRED
   STOCK 12 PERCENT, par value $.01 per share;
   liquidation preference of $1,000 per share; 50,000
   shares authorized; 39,500 and 45,750, shares issued
   at December 31, 1997 and March 31, 1998                                 43,967                51,847

CUMULATIVE REDEEMABLE JUNIOR PREFERRED
   STOCK 12 PERCENT, par value $.01 per share;
   liquidation preference of $1 per share; 22,000,000
   shares authorized; 20,847,986 shares issued
   at December 31, 1997 and March 31, 1998                                 26,715                27,703

SHAREHOLDERS' DEFICIT
   Common Stock
      Authorized - 30,000,000 shares  $.01 par value;
      Issued and outstanding - 10,492,014 at
      December 31, 1997 and March 31, 1998                                    105                   105

   Accumulated accretion of cumulative redeemable preferred
       stock (in excess) less than additional paid in capital                (857)               (3,475)
   Notes receivable from stock sales                                         (366)                 (366)
   Deficit                                                                (70,633)              (70,852)
                                                                -----------------        --------------
               Total shareholders' deficit                                (71,751)              (74,588)
                                                                -----------------        --------------
                                                                         $268,819              $309,213
                                                                =================        ==============

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND DEFICIT
                  Three Months Ended March 31, 1997 and 1998
                                  (Unaudited)


                                                    Three Months Ended March 31
                                                -------------------------------
                                                   1997                1998
                                                ----------         ------------
                                          (Dollars in thousands except per share data)

SALES, NET                                         $47,767            $48,174

COST OF GOODS SOLD                                  24,931             23,515
                                                ----------         ----------
                           Gross Profit             22,836             24,659
                                                ----------         ----------
SELLING AND DISTRIBUTION EXPENSES                   12,486             12,705
GENERAL AND ADMINISTRATIVE EXPENSES                  4,701              6,207
                                                ----------         ----------
               Total operating expenses             17,187             18,912
                                                ----------         ----------
                       Operating income              5,649              5,747
                                                ----------         ----------
OTHER EXPENSES:
   Interest                                          5,238              5,706
   Amortization of deferred financing expenses         250                323
                                                ----------         ----------
                                                     5,488              6,029
                                                ----------         ----------
Income (loss) before income tax benefit                161               (282)

INCOME TAX BENEFIT                                    (119)               (63)
                                                ----------         ----------
NET INCOME (LOSS)                                      280               (219)
Less: Preferred stock dividends                     (1,647)            (2,825)
                                                ----------         ----------
NET LOSS applicable to common stock                ($1,367)           ($3,044)
                                                ==========         ==========
Net loss per common share - basic                   ($0.13)            ($0.29)
                                                ==========         ==========
Weighted average shares outstanding             10,226,184         10,492,014
                                                ==========         ==========

DEFICIT, beginning of period                      ($76,410)          ($70,633)
NET INCOME (LOSS) during the period                    280               (219)
                                                ----------         ----------
DEFICIT, end of period                            ($76,130)          ($70,852)
                                                ==========         ==========

See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Three Months Ended March 31, 1997 and 1998
                                  (Unaudited)

                                                    Three Months Ended March 31
                                                    ---------------------------
                                                       1997             1998
                                                    ----------       -----------
                                                        (Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                    $   280         $  (219)
 Adjustments to reconcile net income to
   net cash used in operating activities -
     Depreciation, depletion and amortization           1,747           2,542
     Deferred income taxes                                (58)             24
     (Gain) on sale of fixed assets                         -             (20)
     Other                                                 46               -
                                                      -------         -------
                                                        2,015           2,327

CHANGE IN WORKING CAPITAL ACCOUNTS:
 Accounts receivable                                  (30,840)        (30,561)
 Inventories                                           (6,576)         (9,667)
 Prepaid expenses and other assets                        561            (491)
 Accounts payable and accrued liabilities              10,070          11,253
 Other liabilities                                       (184)              -
                                                      -------         -------

       Net cash used in operating activities          (24,954)        (27,139)
                                                      -------         -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of fixed assets                              (2,352)         (2,739)
 Proceeds from sale of fixed assets                         -             194
                                                      -------         -------

       Net cash used in investing activities           (2,352)         (2,545)
                                                      -------         -------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds from revolving line of credit                46,740          47,472
 Repayments on revolving line of credit               (19,570)        (24,298)
 Repayments of long-term debt                            (116)            (88)
 Deferred financing costs                                (379)              -
 Issuance of preferred stock                                -           6,250
                                                      -------         -------

      Net cash provided by financing activities        26,675          29,336
                                                      -------         -------

NET DECREASE IN CASH                                     (631)           (348)

CASH beginning of period                                  631           2,543
                                                      -------         -------

CASH end of period                                    $     -         $ 2,195
                                                      =======         =======


See accompanying Notes to Condensed Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations.

                             HINES HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            MARCH 31, 1997 AND 1998
                                  (UNAUDITED)


1.   Description of Business:
     ------------------------

     Hines Holdings, Inc. ("Holdings") produces and distributes horticultural products through its two operating divisions, Hines Nurseries ("Hines") and Sun Gro Horticulture ("Sun Gro"). The business of Hines is conducted through Hines Horticulture, Inc. ("Hines Horticulture") and Hines II, Inc. ("Hines II"), and the business of Sun Gro is conducted through Sun Gro Horticulture Inc., a wholly owned subsidiary of Hines Horticulture, ("Sun Gro-U.S."), and its wholly owned subsidiary, Sun Gro Horticulture Canada Ltd. ("Sun Gro-Canada"). Holdings, together with Hines Horticulture, Hines II, Sun Gro-U.S. and Sun Gro-Canada, are hereafter collectively referred to as the "Company."

     Hines is a leading supplier of ornamental, container-grown plants with nursery facilities located in California, Oregon, Texas, South Carolina and Pennsylvania. Hines markets its products to retail customers throughout North America.

     Sun Gro produces, markets and distributes a range of peat-based horticulture products for both retail and professional customers. Sun Gro markets its products in North America and various international markets. Manufacturing is conducted in facilities located in Canada and the United States.


2.   Unaudited Financial Information:
     --------------------------------

     The unaudited financial information furnished herein, in the opinion of management, reflects all adjustments which are necessary to state fairly the consolidated financial position, results of operations and cash flows of the Company as of and for the periods indicated. The Company presumes that users of the interim financial information herein have read or have access to the Company's audited consolidated financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation, except in regard to material contingencies or recent significant events, may be determined in that context. Accordingly, footnote and other disclosures which would substantially duplicate the disclosures contained in the Form 10-K filed on March 31, 1998 by Hines Holdings, Inc. under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), have been omitted. The financial information herein is not necessarily representative of a full year's operations.

3.   Inventories:
     ------------

     As of December 31, 1997 and March 31, 1998, inventories consisted of the following (dollars in thousands):

                                          December 31,     March 31,
                                              1997           1998
                                          ------------    -----------
          Nursery stock                     $ 95,195        $106,280
          Finished goods                       4,003           2,818
          Materials and supplies               6,809           6,576
                                            --------        --------
                                            $106,007        $115,674
                                            ========        ========

4.   Acquisitions:
     ------------

     On April 6, 1998, the Company purchased Lakeland Peat Moss, Ltd. and certain affiliated entities ("Lakeland"), a leading producer of sphagnum peat moss in western Canada, for approximately Cdn. $31.8 million, or approximately $22.4 million U.S. For the fiscal year ended December 31, 1997, Lakeland had net sales of $18.3 million.

5.   New Senior Credit Facility:
     --------------------------

     The Company has entered into negotiations with BT Alex. Brown, as arranger for Bankers Trust Company, to amend and restate its existing senior credit facilities (the "Existing Senior Credit Facilities") to provide for a new $100.0 million revolving credit facility for working capital purposes, a new $50.0 million term loan and a new $100.0 million revolving credit/term facility to fund acquisitions (collectively, the "New Senior Credit Facility"). The New Senior Credit Facility will replace the Existing Senior Credit Facilities and increase the Company's borrowing capacity by up to $100.0 million to accommodate the Company's growth plans. The New Senior Credit Facility is expected to close concurrently with the closing of a common stock offering by the Company in June 1998.

6.   Guarantor/Non-Guarantor Disclosures:
     ------------------------------------

     The 11.75% Senior Subordinated Notes issued by Hines Horticulture (the issuer) have been guaranteed by Holdings (the parent guarantor) and by Sun Gro-U.S. (the subsidiary guarantor). The issuer and the subsidiary guarantor are wholly owned subsidiaries of the parent guarantor and the parent and subsidiary guarantees are full, unconditional, and joint and several. Separate financial statements of Hines Horticulture and Sun Gro-U.S. are not presented and Hines Horticulture and Sun Gro-U.S. are not filing separate reports under the Exchange Act because management believes that they would not be material to investors. The Senior Subordinated Notes are not guaranteed by Hines II, Sun Gro-Canada or their respective present or future subsidiaries.

     The following condensed consolidating information shows (a) Holdings on a parent company basis only as the parent guarantor (carrying its investment in subsidiary under the equity method), (b) Hines Horticulture as the issuer (carrying its investment in its subsidiary under the equity method),
     (c) Sun Gro-U.S. as subsidiary guarantor (carrying its investment in Sun Gro-Canada under the equity method), (d) Hines II and Sun Gro-Canada as subsidiary non-guarantors, (e) eliminations necessary to arrive at the information for the parent guarantor and its direct and indirect subsidiaries on a consolidated basis and (f) the parent guarantor on a consolidated basis as follows:

          . Condensed consolidating balance sheets as of December 31, 1997 and March 31, 1998 (unaudited);

          . Condensed unaudited consolidating statements of operations and retained earnings (deficit) and condensed unaudited consolidating statements of cash flows for the three-month periods ended March 31, 1997 and 1998.

Guarantor / Non-guarantor Disclosures

  Consolidating Condensed Balance Sheet
  As of December 31, 1997
  (Dollars in thousands)

                                                                                       Sun Gro Canada
                                                   Hines                    Sun Gro      & Hines II
                                                 Holdings      Hines         U.S.       (Subsidiary
                                                  (Parent   Horticulture  (Subsidiary       Non-                     Consolidated
                                                 Guarantor)   (Issuer)     Guarantor)    Guarantors)   Eliminations     Total
                                                 ---------  ------------  -----------  --------------  ------------  ------------
ASSETS
------
CURRENT ASSETS:
 Cash                                            $       -  $        941  $         0  $        1,602  $          -  $      2,543
 Accounts receivable, net                                -         6,253       10,188           4,128             -        20,569
 Inventories                                             -        97,202        2,162           6,643             -       106,007
 Prepaid expenses and other current assets               -           842          536             580             -         1,958
 Deferred income taxes                                   -            50          804             169        (1,023)            -
                                                 ---------  ------------  -----------  --------------  ------------  ------------
            Total current assets                         -       105,288       13,690          13,122        (1,023)      131,077
                                                 ---------  ------------  -----------  --------------  ------------  ------------
FIXED ASSETS, net                                        -        38,851        4,242          49,313             -        92,406
DEFERRED FINANCING EXPENSES, net                         -         4,612          247           1,618             -         6,477
GOODWILL, net                                            -        24,021            -          14,838             -        38,859
DEFERRED INCOME TAXES                                   16        10,163            -               -       (10,179)            -
INVESTMENTS IN SUBSIDIARIES                         55,596         8,925        7,832               -       (72,353)            -
                                                 ---------  ------------  -----------  --------------  ------------  ------------
                                                 $  55,612  $    191,860  $    26,011  $       78,891  $    (83,555) $    268,819
                                                 ---------  ------------  -----------  --------------  ------------  ------------
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                                $       -  $      4,041  $     1,117  $        2,888  $          -  $      8,046
 Accrued liabilities                                     3         1,971        1,930           1,405             -         5,309
 Accrued payroll and benefits                            -         4,930          887             704             -         6,521
 Long-term debt, current portion                         -         2,400            -           3,000             -         5,400
 Revolving line of credit                                -        36,231        6,871               -             -        43,102
 Deferred income taxes                                   -        36,096            0              78        (1,023)       35,151
 Other liabilities                                       -             -         (224)            224             -             -
 Intercompany accounts                              55,678       (75,804)      (1,308)         21,434             -             -
                                                 ---------  ------------  -----------  --------------  ------------  ------------
            Total current liabilities               55,681         9,865        9,273          29,733        (1,023)      103,529
                                                 ---------  ------------  -----------  --------------  ------------  ------------
LONG-TERM DEBT                                       1,000       139,856            -          19,500             -       160,356
DEFERRED INCOME TAXES                                    -         2,418        1,555          12,209       (10,179)        6,003
CUMULATIVE REDEEMABLE SENIOR
 PREFERRED STOCK                                    43,967             -            -               -             -        43,967
CUMULATIVE REDEEMABLE JUNIOR
 PREFERRED STOCK                                    26,715             -            -               -             -        26,715
SHAREHOLDERS' EQUITY
 Common stock                                          105         3,971       11,413           9,500       (24,884)          105
 Accumulated accretion of cumulative redeemable
 preferred stock (in excess) less than additional
    paid-in capital                                   (857)       21,364        5,889           1,777       (29,030)         (857)
Notes receivable from stock sales                     (366)            -            -               -             -          (366)
Retained earnings (deficit)                        (70,633)       14,386       (2,119)          6,172       (18,439)      (70,633)
                                                 ---------  ------------  -----------  --------------  ------------  ------------
            Total shareholders'
              equity (deficit)                     (71,751)       39,721       15,183          17,449       (72,353)      (71,751)
                                                 ---------  ------------  -----------  --------------  ------------  ------------
                                                 $  55,612  $    191,860  $    26,011  $       78,891  $    (83,555) $    268,819
                                                 =========  ============  ===========  ==============  ============  ============

Guarantor / Non-Guarantor Disclosures

  Consolidating Condensed Balance Sheet
  As of March 31, 1998
  (Unaudited)
  (Dollars in thousands)

                                                                       Sun Gro
                                                            Sun Gro     Canada
                                      Hines        Hines      U.S.    & Hines II
                                     Holdings    Horticul-  (Subsid-  (Subsidiary            Consoli-
                                     (Parent       ture      iary        Non-     Elimina-    dated
                                    Guarantor)   (Issuer)  Guarantor) Guarantors)   tions     Total
                                    ------------------------------------------------------------------
ASSETS
------
CURRENT ASSETS:
 Cash                                  $     -   $      -   $     0   $ 2,195     $          $  2,195
 Accounts receivable, net                    -     27,816    18,496     4,818                  51,130
 Inventories                                 -    106,248     1,654     7,772                 115,674
 Prepaid expenses and other current
  assets                                     -        718       708       315                   1,741
 Deferred income taxes                       -         50       804       498       (1,352)         -
                                    -----------------------------------------------------------------
       Total current assets                  -    134,832    21,662    15,598       (1,352)   170,740
                                    -----------------------------------------------------------------

FIXED ASSETS, net                            -     40,195     3,900    48,951            -     93,046
DEFERRED FINANCING EXPENSES, net             -      4,418       227     1,509            -      6,154
GOODWILL, net                                -     23,834         -    14,731            -     38,565
DEFERRED INCOME TAXES                       22     10,163         -         -      (10,185)         -
INVESTMENTS IN SUBSIDIARIES             59,636      9,415     7,614         -      (76,665)         -
OTHER ASSETS                                 -          -         -       708            -        708
                                    -----------------------------------------------------------------
                                       $59,658   $222,857   $33,403   $81,497     $(88,202)  $309,213
                                    =================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
----------------------------------------------
CURRENT LIABILITIES:
 Accounts payable                     $      -   $ 10,056   $ 1,738   $ 5,280     $     (2)  $ 17,072
 Accrued liabilities                        18      5,023     2,107     2,105           (2)     9,251
 Accrued payroll and benefits                -      3,212       911       683            -      4,806
 Long-term debt, current portion             -      2,400         -     3,000            -      5,400
 Revolving line of credit                    -     60,950     5,326         -            -     66,276
 Deferred income taxes                       -     35,906         -       350       (1,352)    34,904
 Other liabilities                           -          -         -         -            -          -
 Intercompany accounts                  53,678    (76,804)    6,150    16,976            -          -
                                    -----------------------------------------------------------------
       Total current liabilities        53,696     40,743    16,232    28,394       (1,356)   137,709
                                    -----------------------------------------------------------------
LONG-TERM DEBT                           1,000    139,768         -    19,500            -    160,268
DEFERRED INCOME TAXES                        -      2,418     1,498    12,543      (10,185)     6,274
CUMULATIVE REDEEMABLE SENIOR
 PREFERRED STOCK                        51,847          -         -         -            -     51,847
CUMULATIVE REDEEMABLE JUNIOR
 PREFERRED STOCK                        27,703          -         -         -            -     27,703
SHAREHOLDERS' EQUITY
 Common stock                              105      3,971    11,413    13,747      (29,131)       105
 Accumulated accretion of cumulative
  redeemable preferred stock (in
  excess) less than additional
  paid-in capital                       (3,475)    21,364     5,889     1,777      (29,030)    (3,475)
 Notes receivable from stock sales        (366)         -         -         -            -       (366)
 Retained earnings (deficit)           (70,852)    14,593    (1,629)    5,536      (18,500)   (70,852)
                                    -----------------------------------------------------------------
       Total shareholders' equity
        (deficit)                      (74,588)    39,928    15,673    21,060      (76,661)   (74,588)
                                    -----------------------------------------------------------------
                                      $ 59,658   $222,857   $33,403   $81,497     ($88,202)  $309,213
                                    =================================================================

Guarantor/Non-guarantor Disclosures

Consolidating Condensed Statement of Income
For the quarter ended March 31, 1997
(Unaudited)
(Dollars in thousands)

                                                                                          Sun Gro
                                             Hines                         Sun Gro        Canada
                                            Holdings        Hines            U.S.       (Subsidiary
                                            (Parent      Horticulture    (Subsidiary       Non-                         Consolidated
                                           Guarantor)      (Issuer)       Guarantor)    Guarantor)      Eliminations        Total
                                           -----------------------------------------------------------------------------------------
SALES, NET                                   $   -         $28,113         $17,223        $6,674          $(4,243)        $47,767
COST OF GOODS SOLD                               -          14,870           9,699         4,605           (4,243)         24,931
                                           -----------------------------------------------------------------------------------------
                              Gross Profit       -          13,243           7,524         2,069                -          22,836
OPERATING EXPENSES                               -           7,959           7,566         1,662                -          17,187
                                           -----------------------------------------------------------------------------------------
                          Operating Income       -           5,284             (42)          407                -           5,649
                                           -----------------------------------------------------------------------------------------
OTHER EXPENSES:
  Interest                                       -           4,796             172           270                -           5,238
  Interest - Intercompany                        -            (181)            151            30                -               -
  Other, net                                  (280)            190            (200)           72              468             250
                                           -----------------------------------------------------------------------------------------
                                              (280)          4,805             123           372              468           5,488
                                           -----------------------------------------------------------------------------------------
Income (loss) before income tax
  provision (benefit)                          280             479            (165)           35             (468)            161
INCOME TAX PROVISION (BENEFIT)                   -             199            (147)         (171)               -            (119)
                                           -----------------------------------------------------------------------------------------
NET INCOME (LOSS)                            $ 280         $   280         $   (18)       $  206          $  (468)        $   280
                                           =========================================================================================



Consolidating Condensed Statement of Income
For the quarter ended March 31, 1998
(Unaudited)
(Dollars in thousands)

                                                                                          Sun Gro
                                                                                          Canada
                                             Hines                         Sun Gro       & Hines II
                                            Holdings        Hines            U.S.       (Subsidiary
                                            (Parent      Horticulture    (Subsidiary       Non-                         Consolidated
                                           Guarantor)      (Issuer)       Guarantor)    Guarantor)      Eliminations        Total
                                           -----------------------------------------------------------------------------------------
SALES, NET                                   $   -         $27,161         $17,226        $8,126          $(4,439)        $48,174
COST OF GOODS SOLD                               -          13,696           9,088         5,168           (4,439)         23,515
                                           -----------------------------------------------------------------------------------------
                              Gross Profit       -          13,583           8,138         2,958                -          24,659
OPERATING EXPENSES                               -           9,180           6,708        $3,044                -          18,912
                                           -----------------------------------------------------------------------------------------
                          Operating Income       -           4,403           1,430           (86)               -           5,747
                                           -----------------------------------------------------------------------------------------
OTHER EXPENSES:
  Interest                                      15           5,122             153        $  416                -           5,706
  Interest - Intercompany                        -            (440)            382        $   58                -               -
  Other, net                                     -             194              21        $  108                -             323
                                           -----------------------------------------------------------------------------------------
                                                15           4,876             556           582                -           6,029
                                           -----------------------------------------------------------------------------------------
Income (loss) before provision for
  income taxes                                 (15)           (473)            874          (668)               -            (282)
PROVISION FOR (RECOVERY OF) INCOME TAXES        (6)           (190)            166        $  (33)               -             (63)
                                           -----------------------------------------------------------------------------------------
NET INCOME (LOSS)                            $  (9)        $  (283)        $   708        $ (635)         $     -         $  (219)
                                           =========================================================================================

Guarantor/Non-guarantor Disclosures

 Consolidating Condensed Statement of Cash Flows
 For the quarter ended March 31, 1997
 (Unaudited)
 (Dollars in thousands)

                                                                                            Sun Gro
                                                   Hines                      Sun Gro       Canada
                                                  Holdings       Hines         U.S.       (Subsidiary
                                                  (Parent     Horticulture  (Subsidiary      Non-                   Consolidated
                                                 Guarantor)     (Issuer)    Guarantor)    Guarantor)   Eliminations    Total
                                                 ---------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:                                    $   -         ($18,935)     ($6,759)        $ 744          $   (4)     ($24,954)
                                                 ---------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                           -           (1,277)        (355)         (720)          -            (2,352)
                                                 ---------------------------------------------------------------------------------
    Net cash used in investing activities            -           (1,277)        (355)         (720)          -            (2,352)
                                                 ---------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit             -           30,846       15,894             -           -            46,740
  Repayments on revolving line of credit             -           (9,398)     (10,172)            -           -           (19,570)
  Intercompany advances (repayments)                 -           (1,372)       1,392           (20)          -                 -
  Repayments of long-term debt                       -             (116)           -             -           -              (116)
  Deferred financing costs                           -             (379)           -             -           -              (379)
  Issuance of preferred and common stock             -                -            -            (4)              4             -
                                                 ---------------------------------------------------------------------------------
    Net cash provided by (used in) financing
       activities                                    -           19,581        7,114           (24)              4        26,675
                                                 ---------------------------------------------------------------------------------

NET DECREASE IN CASH                                 -             (631)           -             -           -              (631)
CASH, beginning of period                            -              631            -             -           -               631
                                                 ---------------------------------------------------------------------------------
CASH, end of period                              $   -          $     -       $    -         $   -          $-           $     -
                                                 =================================================================================

 Consolidating Condensed Statement of Cash Flows
 For the quarter ended March 31, 1998
 (Unaudited)
 (Dollars in thousands)


                                                                               Sun Gro Canada
                                            Hines                     Sun Gro    & Hines II
                                           Holdings      Hines         U.S.      (Subsidiary
                                           (Parent    Horticulture  (Subsidiary     Non-                     Consolidated
                                          Guarantor)    (Issuer)    Guarantor)   Guarantors)   Eliminations     Total
                                          -------------------------------------------------------------------------------
CASH PROVIDED BY (USED IN) OPERATING
  ACTIVITIES:                              $     -     ($22,561)     ($1,369)     ($3,209)       $     -        ($27,139)
                                           ------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of fixed assets                       -       (2,011)          (9)        (719)             -          (2,739)
  Proceeds from sales of fixed assets            -            -            3          191              -             194
                                           ------------------------------------------------------------------------------
    Net cash used in investing activities        -       (2,011)          (6)        (528)             -          (2,545)
                                           ------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from revolving line of credit         -       37,027       10,445            -              -          47,472
  Repayments on revolving line of credit         -      (12,308)     (11,990)           -              -         (24,298)
  Intercompany advances (repayments)        (6,250)      (1,000)       3,000        4,250              -               -
  Repayments of long-term debt                   -          (88)           -            -              -             (88)
  Issuance of preferred stock                6,250            -            -            -              -           6,250
                                           ------------------------------------------------------------------------------
    Net cash provided by (used in)
      financing activities                       -       23,631        1,455        4,250              -          29,336
                                           ------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH                  -         (941)          80          513              -            (348)
CASH, beginning of year                          -          941            -        1,602              -           2,543
                                           ------------------------------------------------------------------------------
CASH, end of year                          $     -      $     -       $   80       $2,115        $     -         $ 2,195
                                           ==============================================================================

Item 2.
                             HINES HOLDINGS, INC.
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The discussion in this report contains trend analysis and other forward-looking statements. Actual results could differ materially from those projected in the forward-looking statements throughout this report.

Overview

     General. The Company is one of the largest commercial nursery operations in North America, producing one of the broadest assortments of container-grown plants in the industry. The Company is also the largest North American producer and marketer of sphagnum peat moss and professional peat-based growing mixes. The Company sells its nursery products primarily to leading home centers and mass merchandisers, such as Home Depot, Lowe's, Wal-Mart, Kmart and Target, and to premium independent garden centers, such as Frank's Nursery and Crafts and Pike's Family Nursery. The Company sells its peat-based products primarily to professional customers, including greenhouse growers, nursery growers and golf course developers.

     The Company believes that sales of its nursery products have been positively affected by societal and demographic trends, such as greater levels of home ownership, the aging of the American population and the increasing popularity of gardening, as well as by trends in the retail distribution channel, as large "big box" retailers have expanded and have increased their emphasis on the lawn and garden category, thereby increasing consumer exposure to lawn and garden products. Management believes that these trends provide the Company with excellent opportunities to improve its operating performance.

     Seasonality. The Company's nursery business, like that of its competitors, is highly seasonal. The Company has experienced and expects to continue to experience significant variability in net sales, operating income and net income on a quarterly basis. See "Results of Operations."

     Acquisitions. The Company has completed a number of recent acquisitions to expand and diversify its operations. In fiscal 1997, the Company completed two acquisitions, and in April 1998 completed the Lakeland Acquisition. These acquisitions have affected and will continue to affect the period-to-period
comparability of the operating results discussed below.   The Company intends to
pursue strategic acquisitions from time to time in the future that increase its production capacity, broaden or complement its existing product lines, expand its geographic presence or offer operating synergies. The Company believes that the highly fragmented nature of the nursery industry presents the Company with a number of opportunities to make such acquisitions, though the Company does not have any current agreements with any parties to consummate any such acquisitions.

     Tax Matters. The Company derives significant benefits under the Internal Revenue Code by qualifying to use the cash method of accounting for federal income taxes purposes. Under the cash method, sales are included in taxable income only when payments are received and expenses are deducted as they are paid. The primary benefit the Company receives is the ability to deduct the cost of inventory as it is incurred by qualifying under the "farming exception" to the uniform cost capitalization rules, which allows nursery growers to deduct for federal income tax purposes certain costs of growing plants as they are incurred rather than when the products are sold. As a result of the Company's ability to deduct its growing costs under the farming exception, together with its deduction of interest expense on indebtedness for borrowed money, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. During the same period, the Company has continued to show a tax provision relating to the recording of deferred taxes. As of December 31, 1997, the Company had net operating loss carryforwards of approximately $35.7 million for federal income tax purposes.

Results of Operations

     The Company's nursery business, like that of its competitors, is highly seasonal. In 1997, approximately 80% of Hines Nurseries' net sales (approximately 71% of the Company's consolidated net sales) and approximately 102% of Hines Nurseries' operating profits occurred in the first half of the year, with approximately 58% of Hines Nurseries' net sales (approximately 47% of the Company's consolidated net sales) and approximately 84% of Hines Nurseries' operating profits occurring in the second quarter of 1997. The Company has experienced and expects to continue to experience variability in net sales, operating income and net income on a quarterly basis. This variability is primarily the result of variability in weather conditions, particularly weekend weather during the peak growing season, as well as other factors. Sun Gro's sales generally are not seasonal, and are only slightly weighted towards the first half of the year.

     As a result of the seasonality of the nursery business and, in particular, the negative impact of "El Nino" on the sales of both nursery and peat-based products into the western region of the United States, management believes the first quarter results are not indicative of future results of operations or underlying favorable trends that are occurring in the Company's business.

Three Months Ended March 31, 1998 compared to Three Months Ended March 31, 1997

     Net sales. Net sales of $48.2 million for the three months ended March 31, 1998 increased $0.4 million, or 0.8%, from net sales of $47.8 million for the comparable period in 1997. The Company's sales of its nursery products increased 1.2%, which included $1.2 million of sales from the Company's acquisition of the nursery operations of Pacific Color Nurseries, Inc. ("Pacific Color") on October 20, 1997 and of Bryfogle's Wholesale, Inc. and certain affiliated entities (collectively, "Bryfogle's") on December 16, 1997.
Excluding the acquisitions,
sales from the Company's nursery operations decreased 3.0% from the comparable period in 1997. The decrease in net sales was primarily due to lower sales in the western and southwestern states, particularly in California, due to excessive and prolonged rainfall during the period attributable to El Nino, which reduced sales in these regions by $3.6 million, or 22.2%, from the comparable period in 1997, but was partially offset by increased sales in other regions of the country which experienced unseasonably warm weather as a result of El Nino. Sales to the eastern region of the country increased by $2.9 million, or 57.3%, with $1.0 million of the increase in sales attributable to the Bryfogle's acquisition and $1.9 million of the increase attributable to the Company's existing nursery operations (representing an increase of 37.9% in sales from the comparable prior period). Sales in the southern region of the country increased $1.0 million, or 14.7%, from sales during the comparable period in 1997. Management believes the negative impact of El Nino on the Company's first quarter sales was particularly pronounced because the majority of the Company's first quarter sales (approximately 57.2% in 1997) are to the western and southwestern markets, in which the selling season for nursery products begins earlier than in less temperate areas of the country.

     Net sales of the Company's peat moss and peat-based products were virtually unchanged from the comparable period in 1997. As with the Company's nursery products, sales of peat-based products in the western states were negatively impacted during the quarter by unseasonably wet weather attributable to El Nino, decreasing 10.5% from the comparable period in 1997, while sales to the eastern and central United States increased 7.1% due to unseasonably warm weather in these regions. While net sales were virtually unchanged, the mix of Sun Gro's customers and products changed significantly. The Company has sought to improve profitability by increasing sales to professional customers and by eliminating unprofitable sales to certain retail customers. Sales to the Company's professional customers increased $1.7 million, or 13.8%, during the period, while sales to retail decreased $1.7 million, or 23.9%. The Company's acquisition on April 6, 1998 of Lakeland Peat Moss, Ltd. and certain affiliated entities (collectively, "Lakeland"), a leading producer of sphagnum peat moss in Western Canada, will increase the Company's sales to retail customers as a result of its predominantly retail customer base. Management believes that sales to retail customers, located primarily in the western United States, have historically provided higher margins than sales of products to similar customers in other regions of the country.

     During the second quarter of 1998, the Company anticipates some recovery of sales of both nursery and peat products into the western states, with continued growth of nursery products in other regions of the country.

     Gross profit. Gross profit of $24.7 million (51.2% of net sales) for the three months ended March 31, 1998 increased $1.9 million, or 8.3%, from gross profit of $22.8 million (47.7% of net sales) for the comparable period in 1997. The increase was primarily attributable to the improved gross profit at the Company's peat moss operations resulting from (i) a shift in sales from retail to professional customers, (ii) the elimination of unprofitable sales to certain retail customers, and (iii) pricing improvements in Sun Gro's professional products, and to the improved gross profit at the Company's nursery operations primarily resulting from the contribution from the Pacific Color and Bryfogle's nursery acquisitions.

     Operating expenses. Operating expenses of $18.9 million (39.2% of net sales) for the three months ended March 31, 1998 increased $1.7 million, or 9.9%, from $17.2 million (36.0% of net sales) for the comparable period in 1997. The increase was primarily attributable to the Pacific Color and Bryfogle's nursery acquisitions, and to increased general and administrative expenses of the Company resulting from the accelerated management hiring and training and increased investment in information systems required to support the Company's growth. Management believes that the higher operating expenses in the first quarter of 1998 as a percentage of sales were in part the result of the more pronounced seasonality experienced during the period and the later selling season of the Bryfogle's acquisition, whose sales were not included in the first quarter of 1997, which was prior to its acquisition.

     Operating income. Operating income of $5.7 million for the three months ended March 31, 1998 increased $0.1 million, or 1.8%, from $5.6 million for the comparable period in 1997. Operating income included a loss of $0.5 million from the Pacific Color and Bryfogle's acquisitions, which typically incur losses during the first quarter due to the seasonality of their sales. Excluding the operating loss from the acquisitions, operating income increased $0.6 million, or 10.7%, to $6.2 million for the comparable period in 1997 primarily due to the increased gross profit margins from the Company's peat operations for the reasons described above.

     Interest expense. Interest expense of $5.7 million for the three months ended March 31, 1998 increased $0.5 million, or 9.6%, from $5.2 million for the comparable period in 1997. The increase was attributable to higher borrowing levels under the Company's revolving credit facilities, which were used to a significant extent to support capacity expansion capital projects for the Company's nursery operations, including the related inventory buildup.

     Provision for income taxes. The effective income tax rate was 22% and 74% for the three months ended March 31, 1998 and 1997, respectively. The decrease in the Company's effective income tax rate was due primarily to the effect of foreign exchange translation gains and losses, which are included in operating income.

     Net income (loss).   The Company incurred a net loss of $0.2 million for
the three months ended March 31, 1998, compared to net income of $0.3 million for the comparable period in 1997. The decrease was primarily the result of the Pacific Color and Bryfogle's nursery acquisitions, which typically incur losses during the first quarter due to the seasonality of their sales.

Liquidity and Capital Resources

     The Company has historically satisfied its working capital requirements through operating cash flow and, as a result of the highly seasonal nature of the Company's nursery operations, through borrowings under its revolving credit facilities. The Company's existing senior credit facilities consist of (i) two revolving credit facilities providing for borrowings of up to $85.0 million, subject to a borrowing base tied to accounts receivable and inventory, (ii) a $25.0 million term loan, of which $8.0 million has been repaid, and (iii) an acquisition facility providing for borrowings of up to $30.0 million to finance certain acquisitions (collectively, the "Existing Senior Credit Facilities").

     As a result of the Company's ability to deduct its growing costs under the farming exception, together with its deduction of interest expense on indebtedness for borrowed money, the Company has generally not been required to pay cash income taxes in recent years and has generated net operating losses for federal income tax purposes. However, even with benefits of the farming exception, the Company may nevertheless be required to pay cash income taxes in future years after use, loss or expiration of its net operating loss carryforwards. Such cash income taxes could also result from increased taxable income due to, among other things, (i) reduction in the Company's deduction for interest expense triggered by the Company's repayment of indebtedness, (ii) any slowdown in, or elimination of, future growth in the Company's inventory of growing plants, or (iii) limits on the Company's ability to use net operating loss carryforwards to offset all of its tax liability under the alternative minimum tax system.

     The Company typically draws under its revolving credit facilities in the first and fourth quarters to fund its inventory buildup of nursery products and to fund continuing operating expenses. Approximately 80% of the sales of the nursery operations occur in the first half of the year, generally allowing the Company to reduce borrowings under its revolving credit facilities after the first quarter. Working capital requirements for the Company's peat moss operations are less seasonal in nature, with slight inventory buildups generally occurring in the third and fourth quarters. On April 30, 1998, the Company had $6.4 million of unused borrowing capacity under the revolving credit facilities included within the Existing Senior Credit Facilities.

     On May 6, 1998, Hines Horticulture, Inc., a newly-formed Delaware corporation filed a registration statement with the Securities and Exchange Commission on Form S-1 seeking to register the offer and sale by Hines Horticulture, Inc. and certain selling stockholders of up to $80,000,000 of Common Stock to the public (the "Offering"). The Company will merge with and into Hines Horticulture, Inc. prior to the Offering. If consummated, the net proceeds of the Offering to be received by the Company are expected to be used to redeem or prepay certain indebtedness of Hines Horticulture and to fund a portion of the Company's expansion plans for 1998. The Company currently expects to consummate the Offering at the end of the second quarter of 1998 or the beginning of the third quarter. There can be no assurances, however, that the Offering will be consummated at such time, or at all.

     In connection with the Offering, the Company has entered into negotiations with BT Alex. Brown, as arranger for Bankers Trust Company, to amend and restate the Existing Senior Credit Facilities to provide for a new $100.0 million revolving credit facility, a new $50.0 million term loan and a new $100.0 million acquisition facility (collectively, the "New Senior Credit Facility"). The New Senior Credit Facility will replace the Existing Senior Credit Facilities and increase the Company's borrowing capacity by up to $100.0 million. The New Credit Senior Credit Facility is expected to close concurrently with the closing of the Offering and is expected to have a five-year maturity. The principal repayment schedule for the term loan is expected to be $5.0 million in 2000, $7.5 million in 2001, $15.0 million in 2002 and $22.5 million in 2003. Amounts borrowed under the acquisition facility will convert into a term loan in 2000 and will begin to amortize thereafter. The Company has not entered into any agreements to make any acquisitions at the present time, and will evaluate acquisition opportunities on a case-by-case basis. The revolving credit facility and all other obligations under the amended and restated credit agreement will be secured by substantially all of the assets and common stock of Hines Horticulture and Sun Gro-U.S., as well as a pledge of 66% of the common stock of Sun Gro-Canada. The closing of the New Senior Credit Facility is conditioned upon the closing of the Offering.

     The Company has financed its recent acquisitions and working capital requirements through a combination of borrowings under the Existing Senior Credit Facilities and through the issuance of promissory notes, shares of 12% Cumulative Redeemable Senior Preferred Stock ("Senior Preferred") and warrants to purchase shares of Common Stock. On April 6, 1998, the Company financed the Lakeland Acquisition through the issuance of 4.5 million shares of Senior Preferred and warrants to purchase 134,077 shares of Common Stock to an unaffiliated equity investor, the issuance to the seller of a $2.1 million convertible subordinated promissory note of the Company and borrowings of $15.0 million under the Existing Senior Credit Facilities.

     On February 5, 1998, the Company issued to Madison Dearborn Capital Partners, L.P. ("MDCP") 2,000 shares of Senior Preferred, having an aggregate liquidation value of $2,000,000, for $2,000,000 in cash, to fund the Company's short-term working capital requirements.

     In October 1995, Hines Horticulture issued $120,000,000 in aggregate principal amount of 11 3/4% Senior Subordinated Notes due 2005 to refinance certain indebtedness incurred in connection with the acquisition of the Company by MDCP in 1995, which notes were subsequently exchanged in a registered offering for $120,000,000 of its 11 3/4% Senior Subordinated Notes due 2005, Series B (the "Senior Subordinated Notes"). Approximately $78.0 million in aggregate principal amount of the Senior Subordinated Notes is expected to be outstanding after the Offering and the application of the estimated net proceeds thereof.

     The indenture pursuant to which the Senior Subordinated Notes were issued imposes a number of restrictions on Hines Horticulture and Sun Gro-U.S. The indenture limits, among other things, their ability to incur additional indebtedness, to make certain restricted payments (including dividends to the Company), to make certain asset dispositions, to incur certain lines and to enter into certain significant transactions. In addition, breach of a material term of the indenture or any other material indebtedness that results in the acceleration of such indebtedness would trigger an event of default under the Existing Senior Credit Facilities or the New Senior Credit Facility, causing all amounts owing thereunder to become immediately due and payable. The Existing Senior Credit Facilities impose, and the New Senior Credit Facility will impose, a number of similar and certain additional restrictions on Hines Horticulture and Sun Gro-U.S. As a result of these restrictions, the Company will be limited in its ability to pay dividends to its stockholders.

     The Company's capital expenditures were approximately $2.7 million for the three month period ended March 31, 1998. The capital expenditures for the nursery operations related primarily to the development of additional nursery acreage and the purchase of nursery-related structures and certain vehicles, machinery and equipment. The capital expenditures for the peat moss operations related primarily to preparing peat bogs for harvest. The Company's capital expenditures for 1998 are expected to be approximately $15 million, and will be used for capacity expansion, primarily through the development of available acreage at several of the Company's existing nursery facilities (including Northern California, Texas, South Carolina and Pennsylvania), and for other maintenance capital expenditures.

     Management believes that cash generated by operations, borrowings expected to be available under the New Senior Credit Facility, when established, and the estimated net proceeds of the Offering will be sufficient to meet the Company's anticipated working capital, capital expenditure and debt service requirements for the foreseeable future. However, as a result of the Company's strategy to make strategic acquisitions, the Company may require additional debt or equity financing in the future. If the Offering is not consummated or the New Senior Credit Facility is not established, the Company would be required to seek additional sources of capital or to modify its existing growth plans.

Year 2000 Compliance

     The Company has completed its review of the compliance issues related to the year 2000 and has implemented programming modifications to its operational and financial reporting systems that it believes are required to address the problem. All modified programming is currently operational, with testing scheduled to be completed in 1998. There can be no assurance, however, until the year 2000 that all of the Company's systems and the systems of its suppliers, shippers, customers and other external business partners will function adequately. If the systems of the Company's and the systems of its suppliers, shippers, customers and other external business partners are not compliant, it could have a material adverse effect on the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Not applicable


                          PART II.  OTHER INFORMATION

Item 2.  Changes in Securities

     On February 5, 1998, Holdings issued 2,000 shares of Senior Preferred Stock, having an aggregate liquidation value of $2 million, for $2 million in cash.

     On March 18, 1998 and on April 3, 1998, Holdings issued an additional 4,250 and 250 shares, respectively, of Senior Preferred with warrants to purchase 126,628 and 7,449 shares, respectively, of Holdings Common Stock at an exercise price of $0.01 per share during a period which expires at the earlier of (i) ten years from the date of issuance, (ii) a qualified public offering or (iii) the sale of the Company. An amount approximating the fair value of the stock of $126,628 and $7,449, respectively, was allocated to the warrants at the date of issuance and is being accreted using the interest method over the period from issuance until such time as the warrants become redeemable.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits:

     10.1 Hines Horticulture Nursery Division Management Vision 2000 Variable Compensation Plan

     10.2  Sun Gro Division Management Variable Compensation Plan

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



                                         HINES HOLDINGS, INC.
                                         (Registrant)


                                         By:  __________________________
                                              Claudia M. Pieropan
                                              Chief Financial Officer


Date:  May 5, 1998

     Claudia M. Pieropan is signing in the dual capacities of (i) principal financial officer and (ii) a duly authorized officer of the Company.